Form 10-Q
period 1993-12-31
ALLEGHENY & WESTERN ENERGY CORP
filed 1994-02-14
CIK 351547

SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549
                                               FORM 10-Q


            (Mark One)

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                  OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period from October 1, 1993 to December 31, 1993

                                    Commission File Number 0-10618
            ____________________________________________________________________

                                ALLEGHENY & WESTERN ENERGY CORPORATION
                         Exact name of registrant as specified in its charter

                         West Virginia                       55-0612692
                (State or other jurisdiction of           (I.R.S. Employer
                 incorporation or organization)         Identification No.)

              300 Capitol Street, Suite 1600, Charleston, WV      25301
                 (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code: (304) 343-4567
            ____________________________________________________________________

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES  X     NO

            As of February 10, 1994, 7,697,460 shares of registrant's Common Stock, par value $.01 per share, were outstanding.









                                ALLEGHENY & WESTERN ENERGY CORPORATION
                                           AND SUBSIDIARIES



                                                 INDEX

                                                                          Page
            Part I - Financial Information

              Item I - Financial Statements:

                Condensed Consolidated Balance Sheets
                  as of December 31, 1993 and June 30, 1993                1-2

                Condensed Consolidated Statements of Income for the
                  Three and Six Month Periods Ended December 31, 1993
                  and 1992                                                   3

                Condensed Consolidated Statements of Cash Flows
                  for the Six Month Periods Ended December 31,
                  1993 and 1992                                              4

                Notes to Condensed Consolidated Financial
                  Statements                                              5-11

                Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  and Liquidity and Capital Resources                    12-16

            Part II - Other Information                                     17

            Signatures                                                      18




                      ALLEGHENY & WESTERN ENERGY CORPORATION
                                 AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                               (IN THOUSANDS)

                                              December 31,           June 30,
                                                  1993                 1993
                                              (Unaudited)
                                              -----------          -----------
Cash & equivalents                                 $7,451              $10,931
Accounts receivable, less
  allowance for doubtful accounts                  43,481               21,976
Inventory                                          18,482                5,097
Prepayments                                         1,038                5,790
Deferred income taxes                               1,031                2,727
Other                                                  61                   55
                                                 --------             --------
  Total current assets                             71,544               46,576
                                                 --------             --------
Property, plant and equipment-at cost:
  Utility plant                                   141,873              137,737
  Oil and gas properties (successful
    efforts method)                                56,728               56,655
  Transmission plant                                4,738                4,737
  Other                                             7,433                7,295
                                                 --------             --------
                                                  210,772              206,424

  Less accumulated depletion, depreciation
    and amortization                              (64,225)             (62,105)
                                                 --------             --------
  Net property, plant and equipment               146,547              144,319
                                                 --------             --------
Other                                              12,274                4,785
                                                 --------             --------
  Total assets                                   $230,365             $195,680

The accompanying notes are an integral part of these financial statements.

                       ALLEGHENY & WESTERN ENERGY CORPORATION
                                  AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (IN THOUSANDS)


                                              December 31,           June 30,
                                                  1993                 1993
                                              (Unaudited)
                                              -----------          ----------
Liabilities
  Current maturities of long-term debt             $6,750               $6,750
  Short-term borrowings                            36,205                7,639
  Accounts payable                                 20,635               20,717
  Overrecovered gas costs                             864                6,498
  Accrued liabilities and other                    13,445                7,976
                                                 --------             --------
    Total current liabilities                      77,899               49,580

  Long-term debt, net of current maturities        31,680               32,430
  Deferred income taxes                            19,104               13,841
  Other                                             4,397                3,786
                                                 --------             --------
    Total liabilities                             133,080               99,637
                                                 --------             --------
Commitments and contingencies                          --                   --

Stockholders' equity
  Preferred stock, without par value;
    authorized 5,000,000 shares; no
    shares issued                                      --                   --
  Common stock, $.01 par value; authorized
    20,000,000 shares; 8,108,802 shares issued;
    7,697,460 and 7,867,338 shares outstanding,
    respectively                                       81                   81
  Additional paid-in capital                       36,788               36,788
  Retained earnings                                63,814               61,072
                                                 --------             --------
    Total                                         100,683               97,941

  Less treasury stock, at cost, 411,342 and
    241,464 shares, respectively                   (3,398)              (1,898)
                                                 --------             --------
    Total stockholders' equity                     97,285               96,043
                                                 --------             --------
Total liabilities and stockholders' equity       $230,365             $195,680

The accompanying notes are an integral part of these financial statements.







                      ALLEGHENY & WESTERN ENERGY CORPORATION
                                 AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (DOLLARS IN THOUSANDS EXCEPT
                               PER SHARE AMOUNTS)
                                    UNAUDITED

                                      Three Months Ended        Six Months Ended
                                          December 31,              December 31,
                                        1993       1992           1993       1992
Revenues
  Gas distribution and marketing       $67,660    $56,127        $88,511    $73,910
  Oil and gas sales                      1,485        745          2,834      1,384
  Field services                           515        542          1,033      1,066
  Investment and other income              (51)        67             37        229
                                       -------    -------        -------    -------
    Total revenues                      69,609     57,481         92,415     76,589
                                       -------    -------        -------    -------
Costs and expenses
  Costs of gas distributed/marketed     47,292     37,931         60,039     48,347
  Exploration, lease operating and
    production                             883        602          1,745      1,123
  Distribution, general and
    administratitive                        13,635     12,206         22,875     20,567
  Depletion, depreciation and
    amortization                         2,566      2,171          3,956      3,314
  Interest                               1,114      1,082          2,227      2,005
                                       -------    -------        -------    -------
    Total costs and expenses            65,490     53,992         90,842     75,356
                                       -------    -------        -------    -------
Income before income taxes and
  cumulative effect of change in
  accounting principle                   4,119      3,489          1,573      1,233

Provision for income taxes (Note 3)      1,257      1,047            393        370
                                       -------    -------        -------    -------
Income before cumulative effect of
  change in accounting principle         2,862      2,442          1,180        863

Cumulative effect prior to July 1,
  1993 of change in method
  of accounting for income
  taxes (Note 3)                            --         --          1,562         --
                                       -------    -------        -------    -------
Net income                              $2,862     $2,442         $2,742       $863



Income per share:

  Income before cumulative effect of
    change in accounting principle       $0.37      $0.30          $0.15      $0.11

  Cumulative effect prior to July 1,
    1993 of change in method
    of accounting for income
    taxes (Note 3)                          --         --           0.20         --
                                       -------    -------        -------    -------
Net income                               $0.37      $0.30          $0.35      $0.11

Average number of common shares
  outstanding                        7,699,759  8,040,309      7,757,750  8,061,747

The accompanying notes are an integral part of these financial statements.



                      ALLEGHENY & WESTERN ENERGY CORPORATION
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                        Six Months Ended
                                                           December 31,
                                                    1993                 1992
                                                -----------           ---------

Cash flows from operating activities
  Net income                                       $2,742                 $863

  Cumulative effect prior to July 1, 1993 of
    adopting SFAS No. 109 (Note 3)                 (1,562)                  --
  Depletion, depreciation and amortization          3,956                3,314
  Deferred income taxes                             2,046                  204
  Other                                             1,084                  544
  Change in working capital, net                  (31,611)             (23,398)
                                                 --------             --------
    Net cash used in operating activities         (23,345)             (18,473)
                                                 --------             --------

Cash flows from investing activities
  Capital expenditures, net                        (6,451)              (9,461)
                                                 --------             --------

Cash flows from financing activities
  Debt repayments                                    (750)             (15,750)
  Issuance of long-term debt                           --               15,000
  Short-term borrowings, net                       28,566                6,259
  Purchases of treasury stock (169,878 and
    75,800 shares, respectively)                   (1,500)                (515)
                                                 --------             --------
    Net cash provided by financing activities      26,316                4,994
                                                 --------             --------

Net change in cash and equivalents                 (3,480)             (22,940)

Cash and equivalents, beginning of period          10,931               28,906
                                                 --------             --------
Cash and equivalents, end of period                $7,451               $5,966

The accompanying notes are an integral part of these financial statements.





                      ALLEGHENY & WESTERN ENERGY CORPORATION
                                 AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

      Allegheny & Western Energy Corporation (Allegheny or the Company) is a West Virginia corporation which was incorporated in 1981. The Company is a diversified natural gas company whose principal subsidiary, Mountaineer Gas Company (Mountaineer), is the largest natural gas distribution utility in West Virginia. Allegheny is also engaged in non-utility enterprises directly and through subsidiaries, including developmental drilling and production of natural gas in West Virginia and the marketing of natural gas directly to consumers in West Virginia. While no drilling activities have been performed since fiscal 1992, the Company's past exploration and production activities have been conducted for its own account and through joint ventures with third parties and limited partnerships. Beginning in fiscal 1990, substantially all of Allegheny's gas production was sold to either Mountaineer or Gas Access Systems, Inc. (G.A.S.), both wholly-owned subsidiaries.

      Mountaineer   is  a   regulated  gas   distribution  utility   servicing
approximately 200,000 residential, commercial, industrial and wholesale customers in the State of West Virginia. Mountaineer, a West Virginia corporation, was acquired by Allegheny on June 21, 1984 from The Columbia Gas System, Inc. A wholly-owned subsidiary of Mountaineer, Mountaineer Gas Services, Inc. (MGS), owns and operates certain producing properties and transmission plant assets acquired from Hallwood Energy Partners, L.P. and Hallwood Consolidated Resources Corporation (Hallwood) in March of 1993. Substantially all natural gas produced by MGS is sold to Mountaineer based on prices approved by the Public Service Commission of West Virginia (PSCWV).

        The Company markets natural gas  directly to industrial, commercial  and
municipal customers through G.A.S.   G.A.S. was incorporated in  West Virginia
in July 1987 to market the production of Allegheny. Since that time, G.A.S. has expanded its business and also purchases supplies of natural gas for resale from various producers and wholesalers in the Appalachian Basin of West Virginia as well as elsewhere in the continental United States.

        Allegheny  has a 59.5% interest in petroleum prospecting licenses in the
North Island,  New Zealand through  a joint venture with  a third party.   The
Company's New Zealand subsidiary, A&W Exploration New Zealand, Limited (AWENZ), holds the Company's interests in the petroleum prospecting licenses. As of December 31, 1993, the Company had invested approximately $825,000 in this arrangement, all of which has been charged to expense.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein, with the exception of the adoption of new methods of accounting for income taxes (see Note 3) and postretirement benefits other than pensions (see Note 4) in accordance with pronouncements issued by the Financial Accounting Standards Board (FASB) which became effective for the Company on July 1, 1993.


      The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. With the exception of the recording of the cumulative effect prior to July 1, 1993 of the change in the method of accounting for income taxes, all such adjustments were of a normal recurring nature.

      The results of operations for the three and six month periods ended December 31, 1993 and 1992 are not necessarily indicative of the results to be expected for the entire fiscal year. This is especially true for retail gas distribution sales which are highly subject to the impact of weather.

(3)  CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES

      Effective July 1, 1993, the Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 utilizes the liability method to recognize deferred taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are adjusted for future changes in tax rates. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method. Under the former method, deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

      As permitted by SFAS No. 109, the Company has elected not to restate the financial statements of any prior years. Pre-tax income from continuing operations of the Company and its subsidiaries was not affected by the change in accounting for income taxes; however, the cumulative effect of the change increased net income by $1,562,000 or $.20 per share in the first quarter of fiscal 1994. This was primarily the result of reduced currently enacted tax rates compared to those in effect at the time the deferred taxes were recognized on differences between financial reporting and tax bases of assets and liabilities. The adoption of SFAS No. 109 by Mountaineer resulted in an increase of $7,373,000 in accumulated deferred income taxes which was offset by a corresponding increase in a regulatory asset account, which resulted from the recording of certain deferred taxes which were not previously recognized due to state ratemaking practices. This regulatory asset has been reflected in other assets in the accompanying balance sheet as of December 31, 1993.

      The Company records an interim provision (benefit) for income taxes based upon its estimated annual effective rate. Differences between statutory rates and the effective rate are caused primarily by amortization of an acquisition adjustment, Federal nonconventional fuel credits and the treatment of certain temporary differences for ratemaking purposes.

      In August 1993, the Revenue Reconciliation Act of 1993 was enacted into law which, among other changes, increased the top marginal tax rate for
corporations with taxable  incomes  in excess  of  $10 million  to 35%.    The
Company does not currently anticipate that it will be subject to the increased marginal rate.

(4)  CHANGE IN METHOD OF ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN
     PENSIONS

      Mountaineer sponsors plans which provide certain health care and life insurance benefits for retired employees. The plans provide benefits for employees who choose to retire early after reaching age 55 while working for Mountaineer. Health care benefits are provided until age 65 at which time
these retirees  become eligible  for Medicare.   Mountaineer does not  pre-fund
this  plan but rather pays claims as incurred.

      Effective July 1, 1993, Mountaineer adopted the FASB's SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (OPEB). SFAS No. 106 significantly changes the accounting, measurement and disclosure practices with respect to OPEB. SFAS No. 106 requires that the expected cost of OPEB be charged to expense during the period of an employees' service rather than expensing such costs as claims are incurred. Under SFAS No. 106, future costs of providing postretirement benefits are recognized as an expense
and  a liability  during the  employees'  service  periods.    Under  the  plan,
the attribution period is equivalent to the 10-year period prior to the employee reaching eligible retirement age. As permitted by SFAS No. 106, Mountaineer has elected to amortize the accumulated postretirement benefit obligation existing at the date of adoption ("transition obligation") over a 20-year period. Prior to fiscal 1994, Mountaineer recognized postretirement health care and life insurance benefits in the year the benefits were paid. Postretirement health care and life insurance benefits charged to expense in fiscal 1993 were $525,000.


      The following table sets forth the plan's funded status, as determined by an independent actuary, as of July 1, 1993 (in thousands of dollars):

      Accumulated postretirement benefit obligation:
       Retirees                                                $ 2,871
       Active participants                                       3,305
                                                              --------
        Total accumulated postretirement benefit obligation      6,176
      Plan assets at fair value                                     --
                                                              --------
       Accumulated postretirement benefit obligation
        in excess of plan assets                                 6,176
      Unrecognized transition obligation                        (6,176)
                                                              --------
       Accrued postretirement benefit liability
        at July 1, 1993                                             --

      Net periodic postretirement benefit cost for the fiscal year ended
June 30, 1994, as determined by an independent actuary, includes the following components (in thousands of dollars):

      Service cost-benefits attributed to service during
       the period                                               $  307
      Interest cost on the accumulated postretirement
       benefit obligation                                          500
      Amortization of the transition obligation                    310
                                                              --------
       Net periodic postretirement benefit cost                 $1,117

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12% in 1993, declining gradually to 5.5%
in 2005 and remaining  at  that  level  thereafter.    The  health  care cost
trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percent in each year would increase the accumulated postretirement benefit obligation as of July 1, 1993 by $218,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for fiscal 1994
by $49,000.    The  weighted  average  discount  rate  used  in  determining the accumulated postretirement benefit obligation was 8%. The average assumed annual rate of salary increase for the life insurance benefit plan was 5%.

      On October 29, 1993, the PSCWV issued an order regarding Mountaineer's
request in January 1993 for increased base rates  (see Note 5).   As a  part of
this  order, the PSCWV ruled  that the  permitted rate recovery  mechanism will
be a  modified accrual method.   The  modified  accrual method  allows  for the
recovery  of current  service costs  on an  accrual basis  and recovery  of  the
transition obligation on  a cash-basis.   Accounting for  the transition
obligation  on a cash  method is not an  acceptable accounting method  under
generally accepted accounting  principles.   Mountaineer is recording  its other
postretirement benefit expense in accordance with SFAS No. 106, which is in excess of the permitted rate recovery as a result of the PSCWV's ruling. Mountaineer currently estimates that the amount of SFAS No. 106 expense (net of those amounts expected to be capitalized) recorded for financial reporting purposes in excess of the amounts recoverable for ratemaking purposes will be approximately $340,000 in fiscal 1994 and will accumulate to
approximately $3,000,000  over the  twenty-year transition  period.   These
amounts will be recovered through rates in future years when the cash basis of prior service costs exceeds the accrual basis of such costs.


(5)  MOUNTAINEER RATE MATTERS

      On October 29, 1993, the PSCWV issued an order, effective November 1, 1993, regarding Mountaineer's request in January 1993 for increased base rates. The order, among other matters, provides for a 10.1% return on equity and rate increases which will generate additional annual revenues of approximately
$3,400,000 under normal  operating  conditions.   In  its  original  filing,
Mountaineer requested a return on equity  of 12.3% and rate increases that would
result in increased annual revenues  of $7,500,000.   On November  8, 1993,
Mountaineer filed a petition for reconsideration of several issues contained in the PSCWV order, including the granted rate of return on equity and the rate
recovery mechanism  of OPEB costs.   As of  February 11, 1994,  this
reconsideration is still under review at the PSCWV.

(6)  COMMITMENTS AND CONTINGENCIES

     Columbia Gas  Transmission and The  Columbia Gas System,  Inc. Bankruptcy
     Filing

      On July 31, 1991, Columbia Gas Transmission Corporation and The Columbia Gas System, Inc. (the Columbia Companies) filed for protection under Chapter 11 of the Bankruptcy Code. The Columbia Companies stated that the primary basis for their filing was the failure of Columbia Gas Transmission Corporation (Columbia Transmission) to acquire natural gas through existing producer contracts under terms and conditions, including price, which would permit Columbia Transmission to compete in the marketplace. Columbia Transmission's filing could affect its relationship with Mountaineer, since Mountaineer relies upon Columbia Transmission for the majority of gas deliveries made into its distribution system.

      On January 18, 1994, Columbia Transmission filed a proposed plan of reorganization in the bankruptcy proceedings, but requested the Bankruptcy Court to defer all further proceedings on such plan pending further discussions with Columbia Transmission's major creditors and official committees, including the official committee of customers which Mountaineer chairs. The plan, if ultimately approved by the Bankruptcy Court and accepted by Columbia Transmission's customers, would inter alia, (i) pay Columbia Transmission's customers 100% of certain refund amounts ordered by the Federal Energy Regulatory Commission (FERC), but at a lower interest rate than provided by FERC, (ii) pay Columbia Transmission's customers 90% of certain other refunds ordered by the FERC, and (iii) require any customer accepting the plan to waive its entitlement to all other refund amounts and to not oppose Columbia Transmission's recovery such customers of approximately
$250 million in certain costs to be filed with the FERC.   Discussions on the
roposed plan are at a  preliminary stage, and Columbia Transmission  is in the  process of providing  additional information necessary to evaluate the
proposal.   However, at this stage,  various aspects of  the proposal appear unacceptable to the official committee of customers. Mountaineer is vigorously opposing Columbia Transmission's efforts to recover costs related to its Chapter 11 bankruptcy proceedings. The outcome of these proceedings could materially affect Mountaineer's prices to its customers. Mountaineer is reviewing its options, including the level of Columbia Transmission's role in providing service to Mountaineer in the future. Mountaineer's management continues to be actively involved in this process in order to minimize any adverse impact on the interests of Mountaineer or its customers.


     FERC Orders 636 Et. Seq.

      In 1992, the FERC issued Order No. 636 et. seq. (the 636 Orders). The 636 Orders require substantial restructuring of the service obligations of interstate pipelines. Pipelines initiated proceedings with customers to negotiate all elements of restructured tariffs to be in place by the 1993-1994 winter heating season. Among other things, the 636 Orders mandate "unbundling" of existing pipeline gas sales services and replace current statutory abandonment procedures, as applied to firm transportation contracts of more than
one year, with a right-of-first-refusal mechanism.   Mandatory unbundling
requires pipelines to sell separately the various components of their previous gas sales services (gathering, transportation and storage services,
and  gas  supply).   These components were previously combined or "bundled" in
gas services such as those purchased by Mountaineer from  Columbia  Transmission
and other  interstate pipelines.    To address  concerns raised  by  utilities
about reliability of service to their service territories, the 636 Orders require pipelines to offer a no-notice transportation service in which firm transporters can receive delivery of gas up to their contractual capacity level on any day without prior scheduling. In addition, the 636 Orders provide for a mechanism for pipelines to recover prudently incurred transition costs associated with the restructuring process.

      All of Mountaineer's pipeline suppliers have filed their restructuring
plans with the FERC.   The FERC has reviewed  these plans; however, there  are
several issues which remain subject to further action by either FERC or reviewing courts, including the ultimate sharing of transition costs, the
level of  no-notice protection  and   the  impact  on   service  reliability,
and  rate   design implementation.      Mountaineer's   largest   pipeline
supplier,   Columbia Transmission,  received   orders  from   FERC  which
approved   its  proposed restructuring  filing   with  certain   modifications.
One of the FERC modifications prohibited Columbia Transmission from recovering contract rejection claims it may incur in its bankruptcy proceeding as part of its transition costs. Columbia Transmission and others have filed
for appellate review  of  this disallowance.   In  addition,  Columbia
Transmission filed a revised compliance plan with the FERC on October 22, 1993 which was placed into effect on November 1, 1993, subject to further modification.

      As a consequence of the November 1, 1993 restructuring, Mountaineer has replaced the bundled firm sales service it previously received from Columbia Transmission with gas purchase arrangements negotiated with unregulated suppliers and firm transportation and storage agreements with Columbia
Transmission.   Interim supply arrangements are in place, negotiations for long-term supplies are underway and the Company is reviewing reviewing its current level of firm service contracts to determine if additional capacity is necessary to provide reliable service to its customers. Unresolved issues include whether the new unbundled transportation and storage services provided by Columbia Transmission, and the replacement natural gas supplies provided by others, will result in the same degree of service reliability as the bundled firm sales service Columbia Transmission has provided to Mountaineer in the past. Because of these issues and others, Mountaineer has petitioned for appellate review of both the 636 Orders and the orders approving the implementation of Columbia Transmission's restructuring pursuant to the 636 Orders. Mountaineer's management continues to actively participate in Columbia Transmission's compliance filings in order to protect Mountaineer's interests, ensure the continued reliability of service to its customers and minimize future transition costs.

             Until Mountaineer's pipeline suppliers' rate filings to implement restructuring, including subsequent filings to recover transition costs, are fully approved by FERC, the ultimate amount of the costs associated with
restructuring  cannot be ascertained.     However,  when  the  restructured
services and associated transition costs are finally approved, Mountaineer's management estimates that the level of such restructuring costs passed through
to Mountaineer could be significant.   Mountaineer will attempt to  obtain
approval from the PSCWV to recover  any such approved  restructuring costs  from
its customers.   On the basis of previous state regulatory proceedings involving the recovery of gas purchase costs and take-or-pay obligations, Mountaineer believes that the costs passed through from its pipeline suppliers will be recovered from ratepayers.

     Legal

      Cameron Gas Company and C. Richard Coleman, et al. vs. Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was filed on December 31, 1992, in the Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act and the West Virginia Anti-Trust Act, arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case has been removed to the United States
District Court  for the Northern District  of West Virginia.   On February 19,
1993, the Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. The pleadings remain pending before the Court
for  disposition.     Discovery  has  commenced.    No  trial  date  has  been
established. The Company believes the claims are without merit and plans to vigorously defend this matter and does not believe that this matter is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

      The Company is involved in various legal and other disputes which have resulted in pending or threatened litigation. In management's opinion, the outcome of such disputes or actions will not have a material effect on the financial position of the Company.

     Other

      To obtain petroleum prospecting licenses in New Zealand, AWENZ and its partner were required to obtain a performance bond of $500,000 NZ ($279,900 US as of December 31, 1993), which is a normal requirement of the Minister of Energy. Should AWENZ and its partner not perform their commitments as required by the licenses, the government of New Zealand could elect to call the bond,
which would require the payment by  AWENZ of 59.5% of such amount.   The Company
and its partner have requested an extension of the time period allowed for the completion of certain geological and geophysical work required under the licenses which has not yet been completed. While no formal response from the Minister of Energy has been received, the Company and its partner believe an acceptable agreement can be reached regarding these requirements. To the best of management's knowledge, all other commitments required by the licenses have been performed.



                      ALLEGHENY & WESTERN ENERGY CORPORATION
                                 AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Gas Distribution and Marketing

      Gas distribution and marketing revenues are derived from Mountaineer Gas Company (Mountaineer), a regulated utility, and Gas Access Systems, Inc. (G.A.S.), a gas marketing company, as well as from Mountaineer's wholly-owned subsidiary, Mountaineer Gas Services, Inc. (MGS), a producer and marketer of natural gas.

      Gas distribution revenues for Mountaineer increased approximately $8.6 million and $9.3 million during the current three and six month periods, respectively, when compared to the corresponding periods of the previous year. These increases were primarily related to increased volumes of gas sold due to colder weather conditions in its service area and increased base and gas cost
recovery rates which  became  effective November  1, 1993.    These increases
were partially offset by small commercial customers obtaining transportation services in lieu of purchasing gas supplies from Mountaineer during the current three and six month periods.

      Gas distribution revenues of G.A.S. increased approximately $.7 million and $1.7 million in the current three and six month periods, respectively, as
compared to the corresponding  periods of fiscal 1993.   These increases  were
attributable to improved sales prices due to industry market conditions, colder weather conditions in G.A.S.'s service area and higher sales volumes in the current periods.

      MGS began operating the assets purchased from Hallwood on April 1, 1993.
These assets included  the  assumption  of  several  sales  contracts   with
large  volume customers.   These  contracts generated sales  revenues of
approximately $2.2 million and $3.6 million during the three and six month periods ended December 31, 1993, respectively.

     Oil and Gas Sales

      Revenues relating to oil and gas sales are derived from the activities of Allegheny and MGS, whose operations are located in the Appalachian Basin of West Virginia.

      Oil and gas sales increased approximately $.8 million and $1.5 million during the current three and six month periods, respectively, as compared to the corresponding periods of fiscal 1993. These increases were the result of oil and gas sales of MGS in the current three and six month periods. Oil and gas sales of Allegheny remained unchanged during the current three and six month periods as reduced production volumes during the current periods were offset by higher average sales prices resulting from industry market conditions.

     Field Services

      Field services revenues include amounts charged for the administration and operation of producing properties, amounts charged for the operation of pipeline systems and management of drilling operations.

      Field services revenues remained unchanged during the current three and six month periods as compared to the corresponding periods of the prior year.

     Investment and Other Income

      Investment income is earned primarily from investments in short-term repurchase agreements and bond funds.

      Investment and other income decreased approximately $.1 million and $.2 million during the current three and six month periods, respectively, when
compared to the corresponding periods of fiscal 1993.   These decreases were
attributable to reduced cash available for investment by Mountaineer due to capital expenditure and working capital requirements.

     COSTS AND EXPENSES

     Cost of Gas Distributed/Marketed

      Cost of gas distributed/marketed includes the cost of gas recovered by Mountaineer from its customers as permitted in its purchased gas adjustment clause provided for by state regulatory provisions and the cost of gas purchased by G.A.S. and MGS for resale to their respective customers.

      Cost of gas distributed by Mountaineer during the current three and six month periods increased approximately $6.4 million and $6.5 million, respectively, when compared to the corresponding periods of the prior year. These increases were primarily a result of increased volumes of gas sold due to
the colder weather conditions in Mountaineer's  service  area  and   increased
purchased  gas adjustment rates which became effective November 1, 1993.

      Cost of gas marketed by G.A.S. increased approximately $.9 million and $1.9 million during the current three and six month periods, respectively. These increases resulted from increased volumes of gas sold, colder weather conditions in G.A.S.'s service area and higher prices as a result of industry market conditions.

      MGS incurred purchased gas costs of $2.1 million and $3.4 million during the current three and six month periods, respectively, in connection with the sales contracts acquired from Hallwood in March 1993.

     Exploration, Lease Operating and Production

      Exploration, lease operating and production expenses include costs incurred by Allegheny and MGS both in conducting field operations for producing properties and in exploring for potential new sources of oil and gas reserves.

      Exploration, lease operating and production expenses increased approximately $.3 million and $.6 million during the current three and six month periods, respectively, as compared to the corresponding periods of the prior year. These increases are attributable to MGS which incurred lease operating and production costs of $.4 million and $.7 million during the current three and six month periods, respectively. Exploration, lease operating and production costs for Allegheny decreased slightly during the current three and six month periods.

     Distribution, General and Administrative

      Distribution, general and administrative expenses increased approximately $1.4 million and $2.3 million during the current three and six month periods, respectively, as compared to the corresponding periods of the prior year. These increases resulted primarily from increased labor and employee benefits costs of Mountaineer. In addition, MGS incurred costs of approximately $.1 million in the current six month period.

     Depletion, Depreciation and Amortization

      Depletion, depreciation and amortization expenses increased approximately $.4 million and $.6 million during the current three and six month periods, respectively, as compared to the corresponding periods of fiscal 1993. These increases were primarily the result of depreciation on utility plant additions of Mountaineer and depletion of $.2 million and $.4 million, respectively, recorded by MGS during the current three and six month periods.

     Interest

      Interest expense increased approximately $.2 million during the current six month period as compared to the corresponding period of the prior year resulting from higher average outstanding short-term borrowings of Mountaineer
due to working capital and  capital expenditure  requirements.   This increase
was partially offset by a reduction in long-term debt outstanding.

     Provision for Income Taxes

      The provision for income taxes increased approximately $.2 million during the current three month period as compared to the corresponding period of fiscal 1993 as a result of higher pre-tax earnings, partially offset by a reduction in the estimated effective rate for fiscal year 1994 as compared to fiscal year 1993. The provision for income taxes remained unchanged between the current six month period and the corresponding period of the previous year as the increase associated with higher pre-tax earnings was offset by a reduction in the estimated effective rate for fiscal year 1994. The interim provision for income taxes is based upon the Company's estimated annual effective rate of approximately 25 percent.

     Cumulative Effect of Change in Accounting Principle

      Effective July 1, 1993, the Company changed its method of accounting for income taxes as required by the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income
Taxes".    As permitted by SFAS  No. 109, the Company recognized the cumulative effect prior to July 1, 1993  of the change in the method of accounting for
income taxes in the  period  of adoption.    Accordingly, the  Company reflected
a credit of $1,562,000 in the first quarter of fiscal 1994. This amount was primarily the result of reduced currently enacted tax rates compared to those in effect at the time deferred taxes were recognized for differences between financial reporting and tax bases of assets and liabilities.

     LIQUIDITY AND CAPITAL RESOURCES

     Short-Term Borrowings and Lines-of-Credit

      At December 31, 1993 the Company had a working capital deficit of $6.4 million and a current ratio of .92 to 1. The deficiency in working capital is attributable to Mountaineer's requirement of significant working capital funds to finance its investment in MGS and capital expenditures. Management believes it has sufficient lines-of-credit to meet current maturities of long-term debt and working capital and capital expenditure requirements.

      Mountaineer has unsecured lines-of-credit available for short-term borrowings from several banks totalling $57.5 million which expire at various dates during the next twelve months. Management expects all such lines-of-credit to be renewed upon expiration. In addition, Mountaineer has a $15 million revolving line-of-credit which is available for borrowing until December 31, 1996. At December 31, 1993, Mountaineer had $36.2 million outstanding under its short-term lines-of-credit.

      Allegheny has lines-of-credit available for short-term borrowings from two banks totalling $5.0 million. At December 31, 1993, Allegheny had no borrowings outstanding under these lines-of-credit.

      Mountaineer's and Allegheny's short-term lines-of-credit are typically in effect for a period of one year and are renewed on a year-to-year basis.

     Capital Expenditures

      The Company has incurred approximately $6.5 million in capital expenditures during the first six months of fiscal 1994, substantially all of
which  was  attributable  to its  gas distribution operations.   All capital
expenditures were financed through the use of working capital and short-term borrowings.

     OTHER

     Mountaineer Rate Case

      On October 29, 1993, the Public Service Commission of West Virginia (PSCWV) issued an order regarding Mountaineer's request in January 1993 for
increased  base rates.   The order, among other matters, provides for a 10.1%
return on equity and rate increases which will generate additional annual revenues of approximately $3.4 million under normal operating conditions. In its original filing, Mountaineer requested a return on equity of 12.3% and rate increases that would result in increased annual revenues of $7.5 million.

      The order also increased certain transportation rates which Mountaineer charges to certain large volume users. Mountaineer and certain customers have filed petitions for reconsideration by the PSCWV of the rate design for large volume transportation service.

      The PSCWV also indicated that in future rate proceedings it will adjust Mountaineer's income tax recovery for consolidated tax savings based on any losses and other tax benefits of the parent company and affiliates within the corporate group. While no method was specifically adopted for the application of consolidated tax savings, this decision could negatively impact future recovery of Mountaineer income taxes. The Company is exploring its alternatives and the potential impact that consolidated tax savings may have on future Mountaineer rate cases.

      On November 8, 1993, Mountaineer filed a petition for reconsideration of the rate design and consolidated tax savings issues discussed above as well as reconsideration of other matters including the approved rate of return on equity and the recovery mechanism for certain postretirement benefits. The ultimate outcome of the petition for reconsideration and the impact of the PSCWV's order on Mountaineer's future results of operations is not known at this date. Mountaineer is pursuing various alternatives to reduce or mitigate any unfavorable impact on its future results of operations.

     Common Stock Repurchase Program

      On October 2, 1992, the Company announced a program whereby it would purchase, from time to time, up to 1,000,000 shares of its outstanding common
stock on the open stock market  or in negotiated transactions.   Shares
repurchased will be used for general  corporate purposes.   As  of February 11,
1994, the Company had acquired 385,728 shares of its common stock under this program.


                      ALLEGHENY & WESTERN ENERGY CORPORATION
                                 AND SUBSIDIARIES

                           PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


      Cameron Gas Company and C. Richard Coleman, et al. vs. Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was filed on December 31, 1992, in the Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act and the West Virginia Anti- Trust Act, arising out of the termination of a gas sales agreement and
seek $30 million compensatory damages and  $90 million punitive damages.   Upon
the petition  of  the Company,  the case  has been  removed  to the  United
States District Court  for the Northern District  of West Virginia.   On
February 19, 1993, the Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. The pleadings remain pending before
the Court for   disposition.    Discovery  has  commenced.    No  trial  date
has been established. The Company believes the claims are without merit and plans to vigorously defend this matter and does not believe that this matter is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

      The Company has been named as a defendant in various other legal actions which arise primarily in the ordinary course of business. In management's opinion, these outstanding claims are unlikely to result in a material adverse effect on the Company's financial position and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A)  Exhibits

            10.22  Seventh Amendment, dated October 31, 1993, to Credit
                   Agreement, dated September   24,   1990,   among   Allegheny
                   & Western Energy Corporation, Pittsburgh National Bank and One Valley Bank, N.A. and Pittsburgh National Bank as agent.

            10.23 Employment Agreements with Richard L. Grant, Michael S. Fletcher and W. Merwyn Pittman, individually.

            10.24  Supplemental Retirement Benefit Plan Agreements between John
                   G. McMillian, Richard L. Grant, Michael S. Fletcher and W. Merwyn Pittman, individually, and Allegheny & Western Energy Corporation.

                   B)  Reports on Form 8-K - None






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ALLEGHENY & WESTERN ENERGY CORPORATION
                                             Registrant




                                      /s/ W. Merwyn Pittman
                                           W. Merwyn Pittman
                                    Vice President, Chief Financial
                                         Officer and Treasurer



            Date:  February 11, 1994