Form 10-Q
period 1994-03-31
ALLEGHENY & WESTERN ENERGY CORP
filed 1994-05-16
CIK 351547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period from January 1, 1994 to March 31, 1994

                         Commission File Number 0-10618


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

                               YES  X     NO

As of May 11, 1994, 7,479,360 shares of registrant's Common Stock, par value $.01 per share, were outstanding.


                     ALLEGHENY & WESTERN ENERGY CORPORATION
                                AND SUBSIDIARIES



                                      INDEX

                                                                      Page
Part I - Financial Information

     Item I - Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31,
               1994 and June 30, 1993                                  1-2

          Condensed Consolidated Statements of Income for the Three
               and Nine Month Periods Ended March 31, 1994 and 1993     3

          Condensed Consolidated Statements of Cash Flows for the
               Nine Month Periods Ended March 31, 1994 and 1993         4

          Notes to Condensed Consolidated Financial Statements        5-12

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations and Liquidity
               and Capital Resources                                  13-17

Part II - Other Information                                            18

Signatures                                                             19


                             ALLEGHENY & WESTERN ENERGY CORPORATION
                                        AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                             ASSETS
                                         (IN THOUSANDS)

                                               March 31,          June 30,
                                                  1994              1993
                                              (Unaudited)
                                             -------------     -------------
Cash & equivalents                            $   4,207          $  10,931
Short-term investments                            5,117                ---
Accounts receivable, less allowance
  for doubtful accounts                          56,553             21,976
Inventory                                         6,311              5,097
Prepayments                                         893              5,790
Deferred income taxes                             3,709              2,727
Other                                                54                 55
                                             ----------         ----------
             Total current assets                76,844             46,576
                                             ----------         ----------
Property, plant and equipment - at cost:
 Utility plant                                  145,060            137,737
 Oil and gas properties
  (successful efforts method)                    56,754             56,655
 Transmission plant                               4,738              4,737
 Other                                            7,475              7,295
                                             ----------         ----------
                                                214,027            206,424

 Less accumulated depletion,
  depreciation and amortization                 (67,300)           (62,105)
                                             ----------         ----------
 Net property, plant and equipment              146,727            144,319
                                             ----------         ----------
Other                                            13,830              4,785
                                             ----------         ----------
  Total assets                                 $237,401           $195,680


















The accompanying notes are an integral part of these financial statements.


                             ALLEGHENY & WESTERN ENERGY CORPORATION
                                        AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                         (IN THOUSANDS)

                                              March 31,          June 30,
                                                 1994              1993
                                             (Unaudited)
                                            -------------     -------------
Liabilities
 Current maturities of long-term debt          $  6,750          $   6,750
 Short-term borrowings                           21,224              7,639
 Accounts payable                                23,795             20,717
 Overrecovered gas costs                          7,585              6,498
 Accrued liabilities and other                   20,475              7,976
                                             ----------         ----------
  Total current liabilities                      79,829             49,580

 Long-term debt, net of
  current maturities                             31,305             32,430
 Deferred income taxes                           19,643             13,841
 Other                                            4,270              3,786
                                             ----------         ----------
  Total liabilities                             135,047             99,637
                                             ----------         ----------
Commitments and contingencies                       ---                ---

Stockholders' equity
 Preferred stock, without par value;
  authorized 5,000,000
  shares; no shares issued                          ---                ---
 Common stock, $.01 par value;
  authorized 20,000,000;
  8,108,802 shares issued; 7,579,360
  and 7,867,338 shares
  outstanding, respectively                          81                 81
 Additional paid-in capital                      36,788             36,788
 Retained earnings                               69,899             61,072
                                             ----------         ----------
  Total                                         106,768             97,941

 Less treasury stock, at cost,
  529,442, and 241,464
  shares, respectively                           (4,414)            (1,898)
                                             ----------         ----------
  Total stockholders' equity                    102,354             96,043
                                             ----------         ----------
Total liabilities and
  stockholders' equity                         $237,401           $195,680









The accompanying notes are an integral part of these financial statements.

                             ALLEGHENY & WESTERN ENERGY CORPORATION
                                        AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (DOLLARS IN THOUSANDS EXCEPT
                                       PER SHARE AMOUNTS)
                                            UNAUDITED

                                    Three Months Ended    Nine Months Ended
                                         March 31,            March 31,
                                      1994      1993       1994      1993
                                    --------  --------   --------  --------
Revenues
 Gas distribution and marketing     $ 94,930  $ 76,182   $183,441  $150,092
 Oil and gas sales                     1,595       695      4,429     2,079
 Field services                          492       531      1,525     1,597
 Investment and other income              53        68         90       298
                                    --------  --------   --------  --------
  Total revenues                      97,070    77,476    189,485   154,066
                                    --------  --------   --------  --------
Costs and expenses
 Costs of gas distributed/marketed    66,729    52,424    126,769   100,770
 Exploration, lease operating
  and production                         930       536      2,675     1,660
 Distribution, general and
  administrative                      16,728    14,827     39,602    35,394
 Depletion, depreciation and
  amortization                         3,050     2,810      7,006     6,124
 Interest                              1,116     1,182      3,343     3,188
                                    --------  --------   --------  --------
  Total costs and expenses            88,553    71,779    179,395   147,136
                                    --------  --------   --------  --------
Income before income taxes and
 cumulative effect of change in
 accounting principle                  8,517     5,697     10,090     6,930

Provision for income taxes (Note 3)    2,432     1,709      2,825     2,079
                                    --------  --------   --------  --------
Income before cumulative effect of
 change in accounting principle        6,085     3,988      7,265     4,851

Cumulative effect prior to
 July 1, 1993 of change in method
 of accounting for income
 taxes (Note 3)                          ---       ---      1,562       ---
                                    --------  --------   --------  --------
Net income                          $  6,085  $  3,988   $  8,827  $  4,851


Income per share:

 Income before cumulative effect
  of change in accounting
  principle                         $   0.79  $   0.50   $   0.94  $   0.60

 Cumulative effect prior to
  July 1, 1993 of change in method
  of accounting for
  income taxes (Note 3)                  ---       ---       0.20       ---
                                    --------  --------   --------  --------
Net income                          $   0.79  $   0.50   $   1.14  $   0.60

Average number of common shares
 outstanding                       7,693,280 7,997,888  7,736,570 8,040,772

The accompanying notes are an integral part of these financial statements.

                             ALLEGHENY & WESTERN ENERGY CORPORATION
                                        AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS EXCEPT
                                       PER SHARE AMOUNTS)
                                            UNAUDITED

                                                Nine Months Ended
                                                    March 31,
                                              1994              1993
                                            --------          --------
Cash flows from operating activities
 Net income                                 $  8,827          $  4,851

 Cumulative effect prior to July 1, 1993
  of adopting SFAS No. 109 (Note 3)           (1,562)              ---
 Depletion, depreciation and amortization      7,006             6,124
 Deferred income taxes                           (93)              425
 Other                                          (118)              600
 Change in working capital, net              (15,657)          (15,166)
                                            --------          --------
  Net cash used in operating activities       (1,597)           (3,166)
                                            --------          --------
Cash flow from investing activities
 Capital expenditures, net                    (9,954)          (12,610)
 Short-term investments, net                  (5,117)              ---
 Purchases of assets                             ---            (7,046)
                                            --------          --------
  Net cash used in investing activities      (15,071)          (19,656)
                                            --------          --------
Cash flows from financing activities
 Debt repayments                              (1,125)          (16,125)
 Issuance of long-term debt                      ---            15,000
 Short-term borrowings, net                   13,585             6,891
 Purchases of treasury stock, (287,978
 and 91,450 shares, respectively)             (2,516)             (628)
                                            --------          --------
  Net cash provided from
   financing activities                        9,944             5,138
                                            --------          --------
Net change in cash and cash equivalents       (6,724)          (17,684)

Cash and cash equivalents, beginning
 of period                                    10,931            28,906
                                            --------          --------
Cash and cash equivalents, end of period    $  4,207          $ 11,222









The accompanying notes are an integral part of these financial statements.

                         ALLEGHENY & WESTERN ENERGY CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

         Allegheny & Western Energy Corporation (Allegheny or the Company) is a West Virginia corporation which was incorporated in 1981. The Company is a diversified natural gas company whose principal subsidiary, Mountaineer Gas Company (Mountaineer), is the largest natural gas distribution utility in West Virginia. Allegheny is also engaged in non-utility enterprises directly and through subsidiaries, including developmental drilling and production of natural gas in West Virginia and the marketing of natural gas directly to consumers in West Virginia. The Company's past exploration and production activities have been conducted for its own account and through joint ventures with third parties and limited partnerships. No drilling activities have been performed since fiscal 1992. Beginning in fiscal 1990, substantially all of Allegheny's gas production was sold to either Mountaineer or Gas Access Systems, Inc. (G.A.S.), both wholly-owned subsidiaries.

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

         Allegheny has a 59.5% interest in petroleum prospecting licenses in the North Island, New Zealand through a joint venture with a third party. The Company's wholly-owned New Zealand subsidiary, A&W Exploration New Zealand, Limited (AWENZ), holds the Company's interests in the petroleum prospecting licenses. As of March 31, 1994, the Company had invested approximately $893,000 in this arrangement, all of which has been charged to expense.

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

         The results of operations for the three and nine month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the entire fiscal year. This is especially true for retail gas distribution sales which are highly subject to the impact of weather.

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

         As permitted by SFAS No. 109, the Company has elected not to restate the financial statements of any prior years. Pre-tax income from continuing operations of the Company and its subsidiaries was not affected by the change in accounting for income taxes; however, the cumulative effect of the change increased net income by $1,562,000 or $.20 per share in the first quarter of fiscal 1994. This was primarily the result of reduced currently enacted tax rates compared to those in effect at the time the deferred taxes were recognized on differences between financial reporting and tax bases of assets and liabilities. The adoption of SFAS No. 109 by Mountaineer resulted in an increase in accumulated deferred income taxes which was offset by a corresponding increase in a regulatory asset account, which resulted from the recording of certain deferred taxes which were not previously recognized due to state ratemaking practices. This amount ($8,389,000 as of March 31, 1994) has been reflected in other assets in the accompanying balance sheet.

           Significant components of the Company's deferred tax assets and liabilities as of March 31, 1994 are as follows (in thousands of dollars):

                                              Deferred           Deferred
                                            income taxes -    income taxes -
                                              noncurrent         Current

     Deferred tax assets:
        Alternative minimum tax credit
          carryforwards                        $ 3,389           $   ---
        Overrecovered gas costs                    ---             3,049
        Foreign subsidiary losses                  399               ---
        Allowance for doubtful accounts            ---               596
        Other                                      119             1,358
                                               -------           -------
          Total assets                           3,907             5,003

        Deferred tax liabilities:
          Excess of tax over book
            depreciation and fixed asset
            basis differences                  (22,997)              ---
          Deferred charges                        (553)             (703)
          Partnership income recognition           ---              (136)
          Other                                    ---              (455)
          Valuation allowance                      ---               ---
                                               -------           -------
            Total liabilities                  (23,550)           (1,294)
                                               -------           -------
            Total deferred income
              tax asset (liability)           $(19,643)          $ 3,709


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

         The following table sets forth the plan's funded status, as determined by an independent actuary, as of July 1, 1993 (in thousands of dollars):


              Accumulated postretirement benefit obligation:
               Retirees                                       $ 2,871
               Active participants                              3,305
                                                              -------
                Total accumulated postretirement
                 benefit obligation                             6,176
              Plan assets at fair value                           ---
                                                              -------
               Accumulated postretirement benefit obligation
                in excess of plan assets                        6,176
              Unrecognized transition obligation               (6,176)
                                                              -------
               Accrued postretirement benefit liability
                at July 1, 1993                                   ---

         Net periodic postretirement benefit cost for the fiscal year ended June 30, 1994, as determined by an independent actuary, includes the following components (in thousands of dollars):

              Service cost-benefits attributed to service
               during the period                              $   307
              Interest cost on the accumulated
               postretirement benefit obligation                  500
              Amortization of the transition obligation           310
                                                              -------
               Net periodic postretirement benefit cost       $ 1,117

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

(5)  MOUNTAINEER RATE MATTERS

         On October 29, 1993, the PSCWV issued an order, effective November 1, 1993, regarding Mountaineer's request in January 1993 for increased base rates. The order, among other matters, provided for a 10.1% return on equity and rate increases which would generate additional annual revenues of approximately $3,400,000 under normal operating conditions. In its original filing, Mountaineer requested a return on equity of 12.3% and rate increases that would result in increased annual revenues of $7,500,000. On November 8, 1993, Mountaineer filed a petition for reconsideration of several issues contained in the PSCWV order, including the granted rate of return on equity and the rate recovery mechanism of OPEB costs. On March 30, 1994, the PSCWV issued a final order in this rate case after reconsidering several issues raised by various parties to the rate case. In the final order the PSCWV granted an increase in the authorized return on equity to 10.55% and established a tracking mechanism for certain OPEB costs. The final order also put Mountaineer on notice that in its next rate case, any savings generated by Mountaineer's participation in a consolidated tax return would be passed through to Mountaineer's ratepayers unless persuasive legal or accounting arguments are presented to the PSCWV to convince them to act otherwise. Management is unable to determine what impact the consolidated tax savings issue might have on Mountaineer's future results of operations.

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

          On January 18, 1994, Columbia Transmission filed a proposed plan of reorganization in the bankruptcy proceedings, but requested the Bankruptcy Court to defer all further proceedings on such plan pending further discussions with Columbia Transmission's major creditors and official committees, including the official committee of customers which Mountaineer chairs. The plan, if ultimately approved by the Bankruptcy Court and accepted by Columbia Transmission's customers, would inter alia, (i) pay Columbia Transmission's customers 100% of certain refund amounts ordered by the Federal Energy Regulatory Commission (FERC), but at a lower interest rate than provided by FERC, (ii) pay Columbia Transmission's customers 90% of certain other refunds ordered by the FERC, and (iii) require any customer accepting the plan to waive its entitlement to all other refund amounts and to not oppose Columbia Transmission's recovery from such customers of approximately $250 million in certain costs to be filed with the FERC. Discussions on the proposed plan are at a preliminary stage and Columbia Transmission is in the process of providing additional information necessary to evaluate the proposal. However, at this stage, various aspects of the proposal appear unacceptable to the official committee of customers. Mountaineer is vigorously opposing Columbia Transmission's efforts to recover costs related to its Chapter 11 bankruptcy proceedings. The outcome of these proceedings could materially affect Mountaineer's prices to its customers. Mountaineer is reviewing its options, including the level of Columbia Transmission's role in providing service to Mountaineer in the future. Mountaineer's management continues to be actively involved in this process in order to minimize any adverse impact on the interests of Mountaineer or its customers.

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

         As a consequence of the November 1, 1993 restructuring, Mountaineer has replaced the bundled firm sales service it previously received from Columbia Transmission with gas purchase arrangements negotiated with unregulated suppliers and firm transportation and storage agreements with Columbia Transmission. Interim supply arrangements are in place, negotiations for long-term supplies are underway and the Company is reviewing its current level of firm service contracts to determine if additional capacity is necessary to provide reliable service to its customers. Unresolved issues include whether the new unbundled transportation and storage services provided by Columbia Transmission, and the replacement natural gas supplies provided by others, will result in the same degree of service reliability as the bundled firm sales service Columbia Transmission has provided to Mountaineer in the past. Because of these issues and others, Mountaineer has petitioned for appellate review of both the 636 Orders and the orders approving the implementation of Columbia Transmission's restructuring pursuant to the 636 Orders. Mountaineer's management continues to actively participate in Columbia Transmission's compliance filings in order to protect Mountaineer's interests, ensure the continued reliability of service to its customers and minimize future transition costs.

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

     Legal

         Cameron Gas Company ("Cameron") and C. Richard Coleman, et al. vs. Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas
     Access Systems, Inc. was filed on December 31, 1992, in the Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act and the West Virginia Anti-Trust Act, arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case was removed to the United States District Court for the
     Northern District of West Virginia. On February 19, 1993, the Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. By Order issued March 31, 1994, and clarified by Order issued April 18, 1994, the anti-trust claim against Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was dismissed with prejudice. On April 14, 1994, Mountaineer filed a general denial to plaintiffs' complaint and a counterclaim seeking at least $150,000 in compensatory and $2.0 million in punitive damages for the willful withholding by Cameron of monies collected by Cameron as agent for certain of the Company's customers and intended to be paid to the Company for services rendered by the Company. In response to the April 18, 1994 Order, the plaintiffs filed an amended complaint to which the Company has filed responsive pleadings, including a motion to dismiss, and its counterclaim. The pleadings remain pending before the Court for disposition. Discovery has commenced. No trial date has been established. The Company believes Cameron's claims are without merit and plans to vigorously defend this matter and does not believe that this matter is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

         The Company is involved in various legal and other disputes which have resulted in pending or threatened litigation. In management's opinion, the outcome of such disputes or actions will not have a material effect on the financial position of the Company.

     Other

         To obtain petroleum prospecting licenses in New Zealand, AWENZ and its partner were required to obtain a performance bond of $500,000 NZ ($281,300 US as of March 31, 1994), which is a normal requirement of the Minister of Energy. Should AWENZ and its partner not perform their commitments as required by the licenses, the government of New Zealand could elect to call the bond, which would require the payment by AWENZ of 59.5% of such amount. The Company and its partner have been granted an extension of the time period allowed for the completion of certain geological and geophysical work required under the licenses. To the best of management's knowledge, all other commitments required by the licenses have been performed.

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

     Gas distribution revenues for Mountaineer increased approximately $16.0 million and $25.3 million during the current three and nine month periods, respectively, when compared to the corresponding periods of the previous year. These increases were primarily related to increased volumes of gas sold due to colder weather conditions in its service area and increased base and purchased gas adjustment rates which became effective November 1, 1993. These increases were partially offset by small commercial customers obtaining transportation services in lieu of purchasing gas supplies from Mountaineer during the current three and nine month periods.

     Gas distribution revenues of G.A.S. increased approximately $.2 million and $1.9 million in the current three and nine month periods, respectively, as compared to the corresponding periods of fiscal 1993. The increase in the current three month period was attributable to improved sales prices due to industry market conditions. The increase in the current nine month period was attributable to improved sales prices due to industry market conditions and higher sales volumes due to colder weather in G.A.S.'s service area.

     On April 1, 1993, MGS began operating the assets purchased from Hallwood. These assets included the assumption of several sales contracts with large volume customers. These contracts generated sales revenues of approximately $2.5 million and $6.2 million during the three and nine month periods ended March 31, 1994, respectively.

Oil and Gas Sales

     Revenues relating to oil and gas sales are derived from the activities of Allegheny and MGS, whose operations are located in the Appalachian Basin of West Virginia.

     Oil and gas sales increased approximately $.9 million and $2.4 million during the current three and nine month periods, respectively, as compared to the corresponding periods of fiscal 1993. These increases were the result of oil and gas sales of MGS in the current three and nine month periods. Oil and gas sales of Allegheny remained unchanged during the current three and nine month periods as reduced production volumes during the current periods were offset by higher average sales prices resulting from industry market conditions.

Field Services

     Field services revenues include amounts charged for the administration and operation of producing properties, amounts charged for the operation of pipeline systems and management of drilling operations.

     Field services revenues remained unchanged during the current three and nine month periods as compared to the corresponding periods of the prior year.

Investment and Other Income

     Investment income is earned primarily from investments in short-term repurchase agreements, bond funds, commercial paper and United States Treasury obligations.

     Investment and other income remained unchanged during the current three month period as compared to the corresponding period of the prior year. Investment and other income decreased approximately $.2 million during the current nine month period when compared to the corresponding period of fiscal 1993. This decrease was attributable to reduced cash available for investment by Mountaineer due to capital expenditure and working capital requirements.

COSTS AND EXPENSES

Cost of Gas Distributed/Marketed

     Cost of gas distributed/marketed includes the cost of gas recovered by Mountaineer from its customers as permitted in its purchased gas adjustment clause provided for by state regulatory provisions and the cost of gas purchased by G.A.S. and MGS for resale to their respective customers.

     Cost of gas distributed by Mountaineer during the current three and nine month periods increased approximately $11.9 million and $18.4 million, respectively, when compared to the corresponding periods of the prior year. These increases were primarily a result of increased volumes of gas sold due to colder weather conditions in Mountaineer's service area and increased purchased gas adjustment rates which became effective November 1, 1993.

     Cost of gas marketed by G.A.S. remained unchanged during the current three month period as compared to the corresponding period of the prior year and increased approximately $1.9 million during the current nine month period. This increase resulted from increased volumes of gas sold due to colder weather conditions in G.A.S.'s service area and higher prices as a result of industry market conditions.

     MGS incurred purchased gas costs of $2.4 million and $5.9 million during the current three and nine month periods, respectively, in connection with the sales contracts acquired from Hallwood in March 1993.

Exploration, Lease Operating and Production

     Exploration, lease operating and production expenses include costs incurred by Allegheny and MGS both in conducting field operations for producing properties and in exploring for potential new sources of oil and gas reserves.

     Exploration, lease operating and production expenses increased approximately $.4 million and $1.0 million during the current three and nine month periods, respectively, as compared to the corresponding periods of the prior year. These increases are attributable to lease operating and production costs incurred by MGS during the current three and nine month periods, respectively. Exploration, lease operating and production costs for Allegheny remained unchanged during the current three and nine month periods.

Distribution, General and Administrative

     Distribution, general and administrative expenses increased approximately $1.9 million and $4.2 million during the current three and nine month periods, respectively, as compared to the corresponding periods of the prior year. These increases resulted primarily from increased labor and employee benefits costs of Mountaineer. In addition, MGS incurred costs of approximately $.1 million in the current nine month period.

Depletion, Depreciation and Amortization

     Depletion, depreciation and amortization expenses increased approximately $.2 million and $.9 million during the current three and nine month periods, respectively, as compared to the corresponding periods of fiscal 1993. These increases were primarily the result of depreciation on utility plant additions of Mountaineer and depletion of $.1 million and $.5 million, respectively, recorded by MGS during the current three and nine month periods.

Interest

     Interest expense remained unchanged during the current three month period as compared to the corresponding period of the prior year. Interest expense increased approximately $.2 million during the current nine month period as compared to the corresponding period of the prior year resulting from higher average outstanding short-term borrowings of Mountaineer due to working capital and capital expenditure requirements. This increase was partially offset by a reduction in long-term debt outstanding.

Provision for Income Taxes

     The provision for income taxes increased approximately $.7 million during the current three and nine month periods as compared to the corresponding periods of fiscal 1993 as a result of higher pre-tax earnings, partially offset by a reduction in the estimated effective rate for fiscal year 1994 as compared to fiscal year 1993. The interim provision for income taxes is based upon the Company's current anticipated annual effective rate of approximately 28 percent.

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

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Borrowings and Lines-of-Credit

     At March 31, 1994 the Company had a working capital deficit of $2.7 million and a current ratio of .97 to 1. The deficiency in working capital is attributable to Mountaineer's requirement of significant working capital funds to finance its investment in MGS and capital expenditures. Management believes it has sufficient lines-of-credit to meet current maturities of long-term debt and working capital and capital expenditure requirements.

     Mountaineer has unsecured lines-of-credit available for short-term borrowings from several banks totalling $57.5 million which expire at various dates during the next twelve months. Management expects all such lines-of-credit to be renewed upon expiration. In addition, Mountaineer has a $15 million revolving line-of-credit which is available for borrowing until December 31, 1996. At March 31, 1994, Mountaineer had $21.2 million outstanding under its short-term lines-of-credit.

     Allegheny has lines-of-credit available for short-term borrowings from two banks totalling $5.0 million. At March 31, 1994, Allegheny had no borrowings outstanding under these lines-of-credit.

     Mountaineer's and Allegheny's short-term lines-of-credit are typically in effect for a period of one year and are renewed on a year-to-year basis.

Capital Expenditures

     The Company has incurred approximately $10.0 million in capital expenditures during the first nine months of fiscal 1994, substantially all of which was attributable to its gas distribution operations. All capital expenditures were financed through the use of working capital and short-term borrowings.

OTHER

Mountaineer Rate Case

     On October 29, 1993, the PSCWV issued an order, effective November 1, 1993, regarding Mountaineer's request in January 1993 for increased base rates. The order, among other matters, provided for a 10.1% return on equity and rate increases which would generate additional annual revenues of approximately $3,400,000 under normal operating conditions. In its original filing, Mountaineer requested a return on equity of 12.3% and rate increases that would result in increased annual revenues of $7,500,000. On November 8, 1993, Mountaineer filed a petition for reconsideration of several issues contained in the PSCWV order, including the granted rate of return on equity and the rate recovery mechanism of OPEB costs. On March 30, 1994, the PSCWV issued a final order in this rate case after reconsidering several issues raised by various parties to the rate case. In the final order the PSCWV granted an increase in the authorized return on equity to 10.55% and established a tracking mechanism for certain OPEB costs. The final order also put Mountaineer on notice that in its next rate case, any savings generated by Mountaineer's participation in a consolidated tax return would be passed through to Mountaineer's ratepayers unless persuasive legal or accounting arguments are presented to the PSCWV to convince them to act otherwise. Management is unable to determine what impact the consolidated tax savings issue might have on Mountaineer's future results of operations.

Common Stock Repurchase Program

     On October 2, 1992, the Company announced a program whereby it would purchase, from time to time, up to 1,000,000 shares of its outstanding common stock on the open stock market or in negotiated transactions. Shares repurchased will be used for general corporate purposes. As of May 11, 1994, the Company had acquired 603,828 shares of its common stock under this program.

                         ALLEGHENY & WESTERN ENERGY CORPORATION
                                AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


     Cameron Gas Company ("Cameron") and C. Richard Coleman, et al. vs. Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was filed on December 31, 1992, in the Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act and the West Virginia Anti-Trust Act, arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case was removed to the United States District Court for the Northern District of West Virginia. On February 19, 1993, the Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. By Order issued March 31, 1994, and clarified by Order issued April 18, 1994, the anti-trust claim against Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was dismissed with prejudice. On April 14, 1994, Mountaineer filed a general denial to plaintiffs' complaint and a counterclaim seeking at least $150,000 in compensatory and $2.0 million in punitive damages for the willful withholding by Cameron of monies collected by Cameron as agent for certain of the Company's customers and intended to be paid to the Company for services rendered by the Company. In response to the April 18, 1994 Order, the plaintiffs filed an amended complaint to which the Company has filed responsive pleadings, including a motion to dismiss, and its counterclaim. The pleadings remain pending before the Court for disposition. Discovery has commenced. No trial date has been established. The Company believes Cameron's claims are without merit and plans to vigorously defend this matter and does not believe that this matter is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

     The Company has been named as a defendant in various other legal actions which arise primarily in the ordinary course of business. In management's opinion, these outstanding claims are unlikely to result in a material adverse effect on the Company's financial position and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A)  Exhibits - None

          B)  Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     ALLEGHENY & WESTERN ENERGY CORPORATION
                                  <Registrant>



                            /s/ W. Merwyn Pittman
                                W. Merwyn Pittman
                         Vice President, Chief Financial
                              Officer and Treasurer



Date:  May 11, 1994