Form 10-K
period 1994-06-30
ALLEGHENY & WESTERN ENERGY CORP
filed 1994-09-28
CIK 351547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

          (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the fiscal year ended June 30, 1994
                                          OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from           to
                            Commission file number 0-10618
                        ALLEGHENY & WESTERN ENERGY CORPORATION
                (Exact name of registrant as specified in its charter)

                    West Virginia                            55-0612692
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)

          300 Capitol Street, Suite 1600
               Charleston, WV                                    25301
          (Address of principal executive office)             (Zip Code)

          Registrant's telephone number, including area code (304) 343-4567

             Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each Exchange on
            Title of each class                       which registered
                   None                                     None

             Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock - par value $.01 per share
                                   (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [X]   No [ ]

          Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of Common Stock held by nonaffiliates on September 1, 1994 was $62,295,642.

          As of September 1, 1994, there were 7,479,360 shares of Common Stock $.01 par value outstanding.


                         DOCUMENTS INCORPORATED BY REFERENCE.

          The information required by Part III of this Form (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A.

                                        PART I


          Item 1.  Business

          GENERAL

          Allegheny & Western Energy Corporation (Allegheny or the Company) is a West Virginia corporation which was incorporated in 1981. The Company is a diversified natural gas company whose principal subsidiary, Mountaineer Gas Company (Mountaineer), is the largest natural gas distribution utility in West Virginia. Allegheny is also engaged in non-utility enterprises directly and through subsidiaries, including developmental drilling and production of natural gas in West Virginia and the marketing of natural gas directly to consumers in West Virginia. The Company's past exploration and production activities in the Appalachian Basin of West Virginia have been conducted for its own account and through joint ventures with third parties and limited partnerships. Allegheny has performed no drilling activities since fiscal 1992. Allegheny's field services operations consist of the administration and operation of producing properties in West Virginia for which Allegheny is the operator.

          Mountaineer provides natural gas service to approximately 200,000 residential, commercial, industrial and wholesale customers in 45 counties in West Virginia, including the cities of Charleston, Beckley, Huntington and Wheeling. Mountaineer owns and operates approximately 3,600 miles of natural gas distribution pipelines in West Virginia. Acquired in 1984 from The Columbia Gas System, Inc., Mountaineer is regulated by the Public Service Commission of West Virginia (PSCWV). In March 1993, Mountaineer, through its wholly-owned subsidiary Mountaineer Gas Services, Inc. (MGS), acquired all of the West Virginia assets of Hallwood Energy Partners, L.P. and Hallwood Consolidated Resources Corporation (Hallwood). These assets included approximately 13.5 billion cubic feet (Bcf) of net natural gas reserves, approximately 274 miles of natural gas transmission facilities and approximately 19,600 net acres of undeveloped leaseholds. The transaction was approved by the PSCWV, and MGS began operating the properties on April 1, 1993. MGS was formed for the purpose of holding and operating the acquired assets. Substantially all natural gas produced by MGS is sold to Mountaineer based on prices approved by the PSCWV.

          Allegheny's non-regulated gas marketing subsidiary, Gas Access Systems, Inc. (G.A.S.), sells natural gas directly to industrial, commercial and municipal customers in West Virginia. G.A.S. markets natural gas produced by Allegheny as well as supplies obtained from other producers and wholesalers located in West Virginia and the continental United States.

          In November 1990, Allegheny entered into an agreement with a third party whereby the Company acquired a 50% interest in petroleum prospecting licenses, which were granted in February 1991 and became effective in August 1991, covering approximately
          2.6 million acres in the North Island, New Zealand including acreage both onshore and offshore. The Company has formed a New Zealand subsidiary, A&W Exploration New Zealand, Limited (AWENZ) which holds the Company's interests in the petroleum prospecting licenses. During fiscal 1992, AWENZ acquired an additional 9.5% interest in the prospecting licenses.

          As of June 30, 1994, Allegheny's and MGS's combined net proved reserves were approximately 26.7 Bcf of natural gas and 28,000 barrels of oil, based on reports from independent petroleum engineers. See discussion of "Net Proved Oil and Gas Reserves" under Item 2.

          The principal offices of the Company are located at 300 Capitol Street, Suite 1600, Charleston, West Virginia 25301, and the telephone number is (304) 343-4567.

          NATURAL GAS UTILITY

          Mountaineer purchases, distributes and supplies natural gas to approximately 200,000 customers in 45 of West Virginia's 55 counties, including the cities of Charleston, Beckley, Huntington and Wheeling. Mountaineer is the largest natural gas distribution utility in West Virginia.

          Customers

          The table below sets forth operating revenues and related gas volumes (in thousand cubic feet (Mcf)) of Mountaineer for the periods indicated:

                                            Twelve Months Ended June 30,
                                               (dollars in thousands)

                                             1994        1993        1992
          Gas Distribution Revenues
            Residential                   $ 115,339   $ 110,142   $ 110,172
            Commercial                       36,949      32,788      34,767
            Industrial                        1,199         459         606
            Other                               435        (157)      1,145
            Transportation                   11,629      12,541       7,331
                                          ---------   ---------   ---------
                  Total                   $ 165,551   $ 155,773   $  54,021
                                          =========   =========   =========
          Gas Volumes (Mcf)
            Residential                      19,091      18,195      18,005
            Commercial                        6,256       5,489       5,799
            Industrial                          288          91         152
            Other                                31         (26)        172
            Transportation                   35,819      34,979      29,059
                                          ---------   ---------   ---------
              Total Throughput Volume        61,485      58,728      53,187
                                          =========   =========   =========
          Weighted Average
           Sales Rate (per Mcf)           $    6.00   $    6.03   $    6.08
                                          =========   =========   =========
          Average Transportation




           Rate (per Mcf)                 $     .32   $     .36   $     .25
                                          =========   =========   =========

          More than 95% of the residential and commercial customers of Mountaineer use natural gas for heating. Revenues, therefore, vary with the weather and temperature both seasonally and annually. Industrial demand is dependent on local business conditions and competition from alternate sources of energy. Demand for natural gas is also affected by Federal and state energy laws and regulations.

          Gas Supply

          During the fiscal year ended June 30, 1994, Mountaineer purchased 75% of its natural gas supply from suppliers in the southwestern United States. The remainder was supplied by local West Virginia producers (17%), MGS (6%), Allegheny (1%) and Columbia Gas Transmission Corporation (Columbia Transmission) (1%), an affiliate of The Columbia Gas System, Inc. During the fiscal year ended June 30, 1993, Mountaineer purchased 63% of its natural gas supply from suppliers in the southwestern United States. The remainder was supplied by Columbia Transmission (19%), local West Virginia producers (15%), MGS (2%) and Allegheny (1%). The decline in the natural gas supplied by Columbia Transmission is due to the implementation of the Federal Energy Regulatory Commission's (FERC) Order 636 et. seq., (the 636 Orders).

          In 1992, the FERC issued the 636 Orders. The 636 Orders required substantial restructuring of the service obligations of interstate pipelines. Among other things, the 636 Orders mandated "unbundling" of existing pipeline gas sales services and replaced existing statutory abandonment procedures, as applied to firm transportation contracts of more than one year, with a right-of-first-refusal mechanism. Mandatory unbundling required pipelines to sell separately the various components of their previous gas sales services (gathering, transportation and storage services, and gas supply). To address concerns raised by utilities about reliability of service to their service territories, the 636 Orders required pipelines to offer a no-notice transportation service in which firm transporters can receive delivery of gas up to their contractual capacity level on any day without prior scheduling. In addition, the 636 Orders provided for a mechanism for pipelines to recover prudently incurred transition costs associated with the restructuring process.

          All of Mountaineer's pipeline suppliers have filed their restructuring plans with the FERC. The FERC has reviewed these plans; however, there are several issues which remain subject to further action by either the FERC or reviewing courts, including the ultimate sharing of transition costs, the level of no-notice protection and the impact on service reliability, and rate design implementation. Mountaineer's largest pipeline supplier, Columbia Transmission, received orders from the FERC which approved its proposed restructuring filing with certain modifications. One of the FERC modifications prohibited Columbia Transmission from recovering contract rejection claims it may incur in its bankruptcy proceeding as part of its transition costs. Columbia Transmission and others have filed for appellate review of this disallowance. In addition, Columbia Transmission filed a revised compliance plan with the FERC on October 22, 1993, which was placed into effect on November 1, 1993, subject to further modification.

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

          Until Mountaineer's pipeline suppliers' rate filings to implement restructuring, including subsequent filings to recover transition costs, are fully approved by the FERC, the ultimate amount of the costs associated with restructuring cannot be ascertained. However, Mountaineer's management anticipates that the amount of restructuring costs that will be passed through to Mountaineer will be significant. Mountaineer will attempt to obtain approval from the PSCWV to recover any such approved restructuring costs from its customers. On the basis of previous state regulatory proceedings involving the recovery of gas purchase costs and take-or-pay obligations, Mountaineer believes that the costs passed through from its pipeline suppliers will be recovered from ratepayers, although there can be no assurance that this will be the case.

          On July 31, 1991, Columbia Transmission and The Columbia Gas System, Inc. (the Columbia Companies) filed for protection under Chapter 11 of the Bankruptcy Code. The Columbia Companies stated that the primary basis for their filing was the failure of Columbia Transmission to acquire natural gas through existing producer contracts under terms and conditions, including price, which would permit Columbia Transmission to compete in the marketplace. Columbia Transmission's filing could affect its relationship with Mountaineer. Although Mountaineer only purchased 1% of its gas supplies from Columbia Transmission during fiscal 1994, Mountaineer relies upon Columbia Transmission for the delivery of a majority of Mountaineer's gas supplies.

          On January 18, 1994, Columbia Transmission filed a proposed plan of reorganization in the bankruptcy proceedings, but requested the Bankruptcy Court to defer all further proceedings on such plan pending further discussions with Columbia Transmission's major creditors and official committees, including the official committee of customers which Mountaineer chairs. The plan, if ultimately approved by the Bankruptcy Court and accepted by Columbia Transmission's customers, would inter alia, (i) pay Columbia Transmission's customers 100% of certain refund amounts ordered by the FERC, but at a lower interest rate than provided by the FERC, (ii) pay Columbia Transmission's customers 90% of certain other refunds ordered by the FERC, and (iii) require any customer accepting the plan to waive its entitlement to all other refund amounts and to not oppose Columbia Transmission's recovery from such customers of approximately $250 million in certain costs to be filed with the FERC. Discussions on the proposed plan are at a preliminary stage and Columbia Transmission is in the process of providing additional information necessary to evaluate the proposal. However, at this stage, various aspects of the proposal appear unacceptable to the official committee of customers.

          In addition, the United States Court of Appeals for the District of Columbia Circuit recently granted an appeal filed by Mountaineer and others which challenged Columbia Transmission's right to recover through FERC-approved rates over $120 million in take-or-pay costs from its customers. Once the court's decision becomes final, the case will be remanded to the FERC for further proceedings to determine the level of refunds owed Columbia Transmission's customers. The refund amount determined may have a significant bearing on Columbia Transmission's proposed plan of reorganization and any negotiated resolution thereof.

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

          Regulation and Rates

          Mountaineer is subject to the jurisdiction of the PSCWV as to various phases of its operations, including base and purchased gas adjustment rates and accounting and service standards. Mountaineer's management continually reviews the adequacy of Mountaineer's rates and files requests for rate increases when it is deemed necessary and appropriate. In addition, FERC regulations apply to various phases of Mountaineer's business, including the rates charged by interstate pipeline suppliers.

          On October 29, 1993, the PSCWV issued an order (the October 1993 Order), effective November 1, 1993, regarding Mountaineer's request in January 1993 for increased base rates. The October 1993 Order, among other matters, provided for a 10.1% return on equity and rate increases which would generate additional annual revenues of approximately $3,400,000 under normal operating conditions. In its original filing, Mountaineer requested a return on equity of 12.3% and rate increases that would result in increased annual revenues of $7,500,000. On November 8, 1993, Mountaineer filed a petition for reconsideration of several issues contained in the October 1993 Order, including the granted rate of return on equity and the rate recovery mechanism of the cost of postretirement benefits other than pensions (OPEB). On March 30, 1994, the PSCWV issued a final order in this rate case (the March 1994 Final Order) after reconsidering several issues raised by various parties to the rate case. In the March 1994 Final Order, the PSCWV granted an increase in the authorized return on equity to 10.55% and established a tracking mechanism for certain OPEB costs. The March 1994 Final Order also put Mountaineer on notice that in its next rate case, any savings generated by Mountaineer's participation in a consolidated tax return would be passed through to Mountaineer's ratepayers unless persuasive legal or accounting arguments are presented to the PSCWV to convince them to act otherwise. Management is unable to determine what impact the consolidated tax savings issue will have on Mountaineer's future results of operations.

          The PSCWV does not guarantee Mountaineer a rate of return on its common equity; rather, it establishes rates which afford Mountaineer an "opportunity" to earn a certain rate of return under normal weather conditions, subject to the effectiveness of Mountaineer's operations. During the years ended June 30, 1994, 1993 and 1992, Mountaineer earned approximately $7.3 million, $4.8 million and $5.3 million, representing a 12.1%, 9.1% and 11.0% return on common equity, respectively.

          Mountaineer may pay dividends to Allegheny without regulation by the PSCWV; however, Mountaineer's rates established by the PSCWV are designed to permit a certain after-tax return on common equity and the payment of dividends could have a negative impact on Mountaineer's future applications for rate increases with the PSCWV. Mountaineer's payment of dividends is restricted by the terms of its outstanding debt obligations (see Note 4 of the accompanying consolidated financial statements). No dividends were paid during the years ended June 30, 1994, 1993 and 1992. Under the most restrictive terms of its debt obligations, Mountaineer would be permitted to pay dividends of approximately $11.7 million as of June 30, 1994.

          Competition

          Natural gas competes with other forms of energy available to customers, primarily on the basis of rates. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for natural gas in areas served by Mountaineer.

          Mountaineer is also subject to competition from interstate and intrastate pipeline companies, producers and regulated or unregulated utilities which may be able to serve commercial and industrial customers from their transmission, gathering and/or distribution facilities. In certain markets, gas has a competitive advantage over alternate fuels, while in other markets it is not as price competitive.

          In order to improve its competitive position, Mountaineer transports gas for certain industrial, commercial and residential customers who purchase natural gas directly from other sources. Mountaineer's margin for such transportation services is generally the same as that generated by gas sales to these customers.

          Employees

          Mountaineer has entered into six different collective bargaining agreements covering several employee locations throughout the state of West Virginia. These agreements expire at various times during the period of January 1995 through August 1997. As of June 30, 1994, Mountaineer had 548 employees, of which 318 employees were subject to such collective bargaining agreements. Mountaineer currently considers relations with its employees to be satisfactory.

          NATURAL GAS MARKETING ACTIVITIES

          G.A.S. was formed in July 1987 to market Allegheny's production of natural gas. In fiscal 1994, wells operated by Allegheny supplied approximately 48% of G.A.S.'s gas supply needs, and the balance was purchased from producers and wholesalers in West Virginia and the continental United States. G.A.S. markets natural gas directly to industrial, commercial and municipal customers in West Virginia and arranges suitable transportation to the customers' premises. G.A.S. has a policy of purchasing gas only to the extent of anticipated customer requirements as it maintains none of its own storage facilities.

          Contracts with G.A.S.'s customers for non-Allegheny gas supplies are typically for a limited duration, generally twelve months, may contain provisions for monthly price adjustments and do not include minimum or maximum usage requirements, although the provisions of specific agreements may vary. Contracts involving gas purchased from Allegheny differ in that they may contain fixed daily volumes and either fixed or adjustable prices. G.A.S. competes with other marketing firms on the basis of price and the ability to arrange suitable transportation to the customers' premises.

          MGS acquired the West Virginia assets of Hallwood in March 1993, and began operating such assets effective April 1, 1993. These operations included the assumption of several sales contracts with large volume customers. Natural gas supplies for these customers are purchased through agreements with producers and wholesalers on a month to month basis.

          EXPLORATION, DEVELOPMENTAL DRILLING AND PRODUCTION ACTIVITIES

          Allegheny

            Field Services

          Allegheny (not including subsidiaries discussed below) has conducted developmental drilling on properties for its own account and through limited partnerships and joint ventures; however, no drilling activity has been performed since fiscal 1992. Historically, during drilling operations, Allegheny managed all drilling activities on the properties and furnished, directly or through subcontractors, all necessary drilling, service and equipment requirements. Allegheny acts as the operator for producing wells it has drilled and completed, for which it earns a fee in addition to reimbursement of certain direct operating expenses for wells drilled with limited partnerships and joint ventures.

            Developmental Drilling

          Allegheny has historically been engaged in developmental drilling of natural gas wells in West Virginia, principally in the Appalachian Basin. Allegheny has drilled no exploratory wells in West Virginia in the last three fiscal years. In addition, Allegheny has not engaged in any developmental drilling activities since fiscal 1992. (Exploratory wells are those drilled in an unproved area, to find a new reservoir in a previously productive area, or to extend a known reservoir. Development wells are those drilled within the proved area of a reservoir to a known productive depth.) The extent of the Company's future drilling activities will depend upon, among other factors, the market prices of oil and gas, the Company's available funds, the Company's ability to raise funds in the capital markets and the Company's ability to attract industry partners. While the Company's plans are subject to change, management does not currently anticipate that the Company will undertake any new exploration or development drilling during fiscal 1995.

          Allegheny obtains and investigates prospects through its own staff and/or in conjunction with third parties and acquires drilling and development rights which it considers to be of interest.

          The table below summarizes Allegheny's drilling activity for the years indicated. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable thereto. The drilled wells represent the total wells drilled by Allegheny in West Virginia during the past three fiscal years all of which were drilled in conjunction with a drilling program with a major insurance company.

                                                      Development Wells Drilled
                                     Total        Productive Oil    Productive Gas         Dry

                                Gross     Net     Gross     Net     Gross     Net     Gross     Net

          Fiscal Year ended
            June 30, 1992           4     0.34      ---      ---        4     0.34      ---      ---
          Fiscal Year ended
            June 30, 1993         ---      ---      ---      ---      ---      ---      ---      ---
          Fiscal Year ended
            June 30, 1994         ---      ---      ---      ---      ---      ---      ---      ---


          /TABLE

          The term "gross" as it applies to wells, refers to the aggregate number of wells in which Allegheny owns a direct or indirect working interest. The term "net" refers to Allegheny's aggregate direct or indirect working interest in gross wells.

          As of June 30, 1994, Allegheny had a direct or indirect ownership interest in a total of 612 gross producing gas or combination gas and oil wells, which in the aggregate currently produce approximately 10,700 Mcf of natural gas and 45 barrels of oil per day. Allegheny's weighted average net revenue interest in the volumes produced was approximately 27%.

          MGS

          During April 1993, MGS began operating the natural gas producing properties acquired from Hallwood. The acquisition included interests in 392 natural gas producing wells and 19,600 acres of undeveloped leaseholds. No additional wells were drilled by MGS in fiscal 1994. In July 1994, MGS began its fiscal 1995 drilling program which anticipates the drilling and completion of five developmental wells. MGS intends to drill additional gas wells for its own account over the next three years. Production from these wells will be sold to Mountaineer at prices approved by the PSCWV.

          As of June 30, 1994, MGS had a direct ownership interest in 392 gross producing gas wells, which in the aggregate currently produce approximately 4,500 Mcf of natural gas per day. MGS's weighted average net revenue interest in the volumes produced is approximately 66%.

          New Zealand

          In July 1991, the Company formed AWENZ for the purpose of holding its 59.5% interest in two petroleum prospecting licenses covering approximately 2.6 million gross acres located in the North Island, New Zealand, both onshore and offshore. The petroleum prospecting licenses are for a period of five years, beginning February 1991, permit the conduct of seismic testing and mapping and the performance of geological and geophysical analysis and the drilling of several exploratory wells. AWENZ and its partner must maintain a work schedule defined in the licensing agreement to retain their interests in each of the licenses. The Company and its partner have been granted an extension of the time period allowed for the completion of certain geological and geophysical work required under the licenses. If the Company and its partner discover oil and gas reserves, they may elect to apply for a petroleum mining license from the Minister of Energy of New Zealand to develop certain selected parts of the acreage the prospecting licenses cover.

          AWENZ and its partner share the costs incurred under these licenses during the initial exploratory stage proportionally based on their ownership interests. As of June 30, 1994, the Company had invested approximately US $943,000 in this arrangement. In order to obtain the petroleum prospecting licenses, AWENZ and its partner posted a performance bond of NZ

          $500,000 (US $297,500 as of June 30, 1994), which is a normal requirement of the Minister of Energy. Should AWENZ and its partner not perform their commitments as required by the licenses, the government of New Zealand could elect to call the bonds, which would require the payment by AWENZ of 59.5% of such amount. To the best of management's knowledge, all such commitments currently required by the licenses have been performed.

          AWENZ and its partner are continuing to conduct and evaluate geological and geophysical seismic testing to determine the future potential, if any, for petroleum production from these regions. Management will continue to monitor and assess the potential of the Company's investment in this prospect.

          General

          The Company is investigating other areas of West Virginia and elsewhere for acquisitions and drilling prospects to establish, expand or improve oil and gas production.

          Employees

          As of June 30, 1994, there were approximately 30 employees involved in producing activities for Allegheny, none of whom were subject to a collective bargaining agreement. The Company considers relations with these employees to be satisfactory. MGS employs supervisory and clerical personnel; however,substantially all drilling and producing operations are currently performed by third parties on a contract basis.

          Acreage

          The following table sets forth the approximate gross and net acres of undeveloped and developed oil and gas properties (all of which are located in West Virginia) in which Allegheny and MGS had a direct or indirect working interest as of June 30, 1994:


                                        Undeveloped            Developed
                                      Gross     Net         Gross     Net

               Allegheny               4,100    4,100       50,200   15,300
               MGS                    23,900   19,600       63,800   46,400
                                     -------  -------      -------  -------
                                      28,000   23,700      114,000   61,700
                                     =======  =======      =======  =======

          The term "gross" as it applies to acreage, refers to the aggregate acreage in which Allegheny and MGS own a direct or indirect working interest. The term "net" refers to aggregate direct or indirect working interest in gross acres.

          As of June 30, 1994, a substantial portion of Allegheny's undeveloped gross and net acres cannot be developed until certain releases are obtained from certain governmental agencies.

          Production

          The following table shows for the period indicated, the average sales price, production (lifting) costs per unit of oil and gas and net quantities of oil and gas sold (with oil production converted to Mcf's on the basis of one barrel of oil equivalent to six Mcf's of gas):


                                             Fiscal Year Ended June 30,
                                           1994         1993         1992

          Average sales price of
            natural gas (per Mcf)       $    2.43    $    2.29    $    2.13
          Average sales price of
            oil (per Bbl)               $   13.96    $   18.77    $   18.46
          Average production cost
            (per Eq Mcf)                $     .57    $     .42    $     .83

          Volumes sold, net (Eq Mcf)    3,053,801    1,547,559    1,863,387



          The average sales price of natural gas increased in fiscal 1994 due to the increased market prices experienced throughout the natural gas industry. The increase in average production costs and volumes sold in fiscal 1994 was primarily attributable to MGS's operations being in place for all of fiscal 1994 versus only three months in fiscal 1993.

          The average sales price of natural gas increased in fiscal 1993 as a result of market conditions experienced throughout the industry. Average production costs decreased significantly in fiscal 1993 as a result of the Company's wholly-owned subsidiary, TEX-HEX Corp., ceasing all production activities in April 1992 and the effects of a full year of a cost reduction program implemented in fiscal 1992 by Allegheny.

          Substantially all production of natural gas from Allegheny's properties is sold to either G.A.S. or Mountaineer.
          Substantially all production of natural gas from MGS's properties is sold to Mountaineer.

          Financing of Exploration and Developmental Drilling Activities

          Allegheny's past exploration and drilling expenditures have been predominantly funded from internally generated capital, joint ventures, industry partners and limited partnerships. While the Company's plans are subject to change, management does not currently anticipate that Allegheny will undertake any new exploration or development drilling during fiscal 1995. The amount of Allegheny's future expenditures will depend on, among other factors, the market prices of oil and gas, Allegheny's available funds, its ability to raise funds in the capital markets, and its ability to attract industry partners.

          In July 1994, MGS began its fiscal year 1995 drilling program which anticipates the drilling and completion of five developmental wells. MGS intends to drill additional natural gas wells for its own account over the next three years. Financing for this drilling activity is expected to be raised from internally generated sources. These expenditures are not expected to exceed $1.0 million in fiscal 1995. Future MGS production will be sold to Mountaineer at prices approved by the PSCWV.

          Competition

          The oil and gas industry is intensely competitive in all phases, including the exploration for new production and reserves, obtaining equipment and labor necessary to conduct drilling activities and the acquisition of developed and undeveloped oil and gas properties on favorable terms. Competition comes from major oil and gas companies as well as independent operators. There is also competition among the oil and gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers. Also, domestic sources of oil and gas are subject to competition from foreign sources. The Company competes in all of its activities with many other companies having far greater financial and other resources. In addition, the Company competes with other sponsors of public and private drilling partnerships and joint ventures for investors.

          Regulation

          The Company's operations are affected in varying degrees by political developments and Federal and state laws and regulations. In particular, oil and gas production operations and economics are affected by environmental, tax and other laws relating to the petroleum industry, by changes in such laws, and in administrative rules and regulations and in the interpretation and application thereof.

          In some areas where the Company conducts activities, there are statutory provisions regulating oil and gas drilling and production. Such statutes and regulations promulgated thereunder require permits for drilling operations, drilling bonds and reports to be filed concerning operations on production from oil and gas wells.

          Environmental Laws

          The Company's activities are subject to existing Federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. In the opinion of management, the Company's operations comply with all applicable environmental laws and regulations.

          Federal Tax Laws

          The Company's operations are significantly affected by certain capital recovery and tax credit provisions of the Internal Revenue Code (IRC), as amended, applicable to the oil and gas industry. Current law permits the Company to deduct currently, rather than capitalize, a portion of any intangible drilling costs (IDC) incurred or borne by it. In addition, the IRC also contains a provision benefiting certain producers of fuel from non-conventional sources (the Section 29 credit), including Devonian Shale formations. The current maximum Section 29 credit is $5.68 per barrel of oil or equivalent ($.9793 per dekatherm of natural gas) of qualified fuels. The Omnibus Budget Reconciliation Act of 1990 (OBRA) extended the tax credit to production from wells drilled through January 1, 1993 and produced prior to January 1, 2003. OBRA also reinstated the eligibility of production from tight sands formations for a credit of $3.00 per barrel of oil or equivalent ($.5172 per dekatherm of natural gas). The Company's ability to utilize
          Section 29 credits generated is dependent upon its current Federal tax liability. To the extent the credits generated exceed the Company's current Federal tax liability, no carryback or carryforward of benefits is permitted. (See Note 6 to the accompanying consolidated financial statements).

          The Company is also impacted by the alternative minimum tax (AMT) rules of the IRC. AMT is calculated based on taxable income under the regular tax provisions of the IRC adjusted for certain preference items, principally depreciation, utilizing a 20% tax rate. The Company is required to pay the higher of the amount calculated utilizing the AMT rules or that calculated under the regular provisions of the IRC. To the extent the AMT liability exceeds the regular liability, a carryforward is permitted to future tax years.

          In August 1993, the Revenue Reconciliation Act of 1993 (RRA 1993) was enacted into law. RRA 1993, among other changes, increased the top marginal tax rate for corporations with taxable incomes in excess of $10 million from 34 to 35 percent effective January 1, 1993, reduced or eliminated the ability to deduct certain business expenses and eliminated certain preference items in the calculation of the AMT effective January 1, 1994. Management does not believe that RRA 1993 will have a material adverse effect on the Company's operations or financial position for the foreseeable future.

          Executive Officers of Allegheny

          The names, ages and positions of the executive officers and significant employees of Allegheny are as follows:

                        Name               Age             Position Held

                 John G. McMillian          68         Chairman of the
                                                       Board, President and
                                                       Chief Executive
                                                       Officer
                 W. Merwyn Pittman          62         Vice President,
                                                       Chief Financial
                                                       Officer and
                                                       Treasurer
                 Richard L. Grant           39         Secretary
                 Bradford C. Witmer         32         Controller

          Corporate executive officers serve at the pleasure of the Board of Directors.

          The principal occupations for the past five years (and, in some instances, for prior years) of each of the executive officers and significant employees of the Company are as follows:

                 John G. McMillian - Mr. McMillian was elected Chairman of the Board, and has served as Chairman, President and Chief Executive Officer of the Company since July 1987. Mr. McMillian owned and operated Burger Boat Company, Inc., a yacht construction and repair company, from 1986 to 1989 and served as Chairman and Chief Executive Officer of Northwest Energy Corporation from 1973 until 1983. He was also a creator and principal U.S. sponsor of the Trans-Alaska Natural Gas Transportation System, a 4,800 mile pipeline that may someday deliver Alaska's vast gas reserves to the lower 48 states. Prior to that, he was an independent oil man with operations in the United States and Canada. Mr. McMillian is also a director of Sun Bank, Miami, N.A. and Marker International. He is the Chairman of the Company's Executive Committee.

                 W. Merwyn Pittman - Mr. Pittman was appointed Vice President, Chief Financial Officer and Treasurer in October 1992. He also serves as Gas Access Systems' President. From 1984-1992, Mr. Pittman was an oil and gas consultant. Prior to that time, Mr. Pittman was employed by Northwest Energy Corporation as Controller (1978-1981) and Vice President of Administration (1982-1984).

                 Richard L. Grant - See "Executive Officers and Significant Employees of Mountaineer Gas Company" below.

                 Bradford C. Witmer - Mr. Witmer joined Allegheny in February 1990 as its Controller and also serves as the Secretary of Gas Access Systems. Prior to that time, Mr. Witmer was a manager in the Accounting and Financial Services Division of Arthur Andersen & Co. where he was employed since 1984. Mr. Witmer is a Certified Public Accountant.

          Executive Officers and Significant Employees of Mountaineer Gas Company

          The names, ages, and positions of the executive officers and significant employees of Mountaineer are as follows:

                          Name               Age           Position Held

                 Richard L. Grant             39       President
                 Michael S. Fletcher          45       Senior Vice
                                                       President, Chief
                                                       Financial Officer
                                                       and Secretary
                 Charles E. Hieronimus        64       Vice President of
                                                       Operations
                 Karen M. Macon               33       Vice President of
                                                       Marketing and
                                                       Regulatory Affairs
                 Deana L. Cooper              37       General Counsel
                 Roland C. Baer, Jr.          57       Treasurer
                 Dennis N. Emery              43       Controller

          The principal occupations for the past five years (and, in some instances, for prior years) of the executive officers and significant employees of Mountaineer are as follows:

                 Richard L. Grant - Mr. Grant was appointed President of Mountaineer in September 1988 and Secretary of Allegheny in 1991. Mr. Grant joined Mountaineer as its Executive Vice President in March 1986 with responsibility for marketing, engineering, regulatory affairs and gas supply. He was previously corporate counsel for Cincinnati Gas & Electric Company for all natural gas matters and Federal Energy Regulatory Commission proceedings. Mr. Grant is an attorney and a licensed professional engineer. He is also a director of AWENZ.

                 Michael S. Fletcher - Mr. Fletcher was appointed to the position of Senior Vice President and Chief Financial Officer of Mountaineer in October 1987. Prior to that time, Mr. Fletcher was a partner of Arthur Andersen & Co., and was employed by that firm for 15 years. Mr. Fletcher is also a Certified Public Accountant. He also serves as Secretary of Mountaineer.

                 Charles E. Hieronimus - Mr. Hieronimus became Vice President of Operations of Mountaineer in January 1989. Mr. Hieronimus has served Mountaineer in various capacities since 1949.

                 Karen M. Macon - Ms. Macon was appointed Vice President of Marketing and Regulatory Affairs of Mountaineer in January 1991. Ms. Macon came to Mountaineer in February 1987 from the Public Service Commission of West Virginia. Ms. Macon is also a Certified Public Accountant.

                 Deana L. Cooper - Ms. Cooper was appointed General Counsel of Mountaineer in February 1993. She joined Mountaineer as a senior attorney in July 1990. Prior to joining Mountaineer, Ms. Cooper was in private practice.

                 Roland C. Baer, Jr. - Mr. Baer became Treasurer of Mountaineer in January 1989. Mr. Baer has served Mountaineer in various capacities since 1981.

                 Dennis N. Emery - Mr. Emery was appointed Controller of Mountaineer in October 1988. Prior to that time, Mr. Emery was associated with Arthur Andersen & Co. for nine years where he served in several audit and administrative positions. From 1982 to 1986, Mr. Emery served as Financial Vice President of First Continental Life & Accident Insurance Company, a Texas based life insurance company.

          Item 2.  Properties

          Utility Properties

          Mountaineer owns and operates a gas distribution system consisting of approximately 3,600 miles of underground distribution mains, ranging in size from one inch to twenty inches in diameter, together with service lines, and metering and regulating equipment. The mains are located on easements or private rights-of-way. In addition, Mountaineer owns equipment, garages, offices, shops and various metering and regulating buildings in its service area.

          Mountaineer's investment in its distribution system is considered suitable and adequate to deliver gas supplies to its consumers. Mountaineer, as is typical within the industry, provides for an ongoing maintenance and replacement program.

          Transmission Facilities

          MGS owns and operates approximately 274 miles of a natural gas transmission system located in West Virginia. This transmission system ranges in size from two to ten inches in diameter and is located on easements or private rights-of-way.

          Oil and Gas Field Offices

          Allegheny's drilling and production operations are directed from its offices in Charleston, West Virginia, with field operations facilities in Chelyan, West Virginia.

          MGS's producing operations are directed from its offices in Charleston, West Virginia.

          Reserves

          Allegheny's oil and gas reserves as of June 30, 1994 have been estimated by the independent petroleum engineering firms of Wright & Company, Inc. and Forrest A. Garb & Associates, Inc. MGS's gas reserves have been estimated by the firm of Wright & Company, Inc.

          The following table presents estimates of net proved reserves of oil and gas (all of which are developed) for the periods indicated:


          Net Proved Developed Oil and Gas Reserves <F1>
                                       Oil (Bbls)          Gas (Mcf)
                                       Allegheny    Allegheny       MGS

          Balance, June 30, 1991 <F2>    136,000   19,432,000          ---

          Revisions of previous
            estimates                    (15,000)  (3,350,000)         ---
          Extensions, discoveries
            and other additions              ---      159,000          ---
          Production                     (62,000)  (1,489,000)         ---
          Sales of reserves in
            place                        (17,000)     (11,000)         ---
                                      ----------   ----------   ----------
          Balance, June 30, 1992 <F2>     42,000   14,741,000          ---

          Revisions of previous
            estimates                      2,000     (360,000)         ---
          Production                      (5,000)  (1,247,000)    (271,000)
          Purchases of reserves
            in place                         ---          ---   13,484,000
                                      ----------   ----------   ----------
          Balance June 30, 1993 <F2>      39,000   13,134,000   13,213,000

          Revisions of previous
           estimates                      (6,000)   2,101,000    1,824,000
          Production                      (5,000)  (1,119,000)  (1,906,000)
          Purchases of reserves
            in place                         ---       60,000          ---
          Sales of reserves in
            place                            ---     (639,000)         ---
                                      ----------   ----------   ----------
          Balance, June 30, 1994          28,000   13,537,000   13,131,000
                                      ==========   ==========   ==========

          <F1> The estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from extensions of currently proved areas or amounts that may result from new discoveries in the future. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

          <F2> Independent petroleum engineers providing the estimates for these years are indicated in the Company's Annual Report on Form 10-K for such years.


          /TABLE

          In fiscal 1992, the Company changed the method by which it computes its net proved reserves of oil and gas attributable to the Company's interest in producing properties in which other third parties participate. Beginning in fiscal 1992, the Company has determined the economic life of such reserves based, in part, upon operating costs that include general and administrative expenses charged to such properties. Prior to fiscal 1992, the Company excluded such expenses when determining economic life. This change reduced the economic life, which, in turn, reduced the estimated reserves. This change resulted in a reduction of approximately 2,400,000 Mcf in natural gas reserves and 16,000 Bbl in oil reserves, which is reflected in the above table within the fiscal 1992 revision of previous estimates of reserves.

          Pursuant to regulations of the Department of Energy, Allegheny filed with the U.S. Department of Energy Form EIA 23 -- Annual Report of Proved Domestic Gas Reserves for the previous fiscal year. The reserve information furnished to the U.S. Department of Energy is consistent with the reserve information set forth above. Allegheny has not filed oil or gas reserve information with any other federal or foreign governmental agency during the past year.

          Item 3.  Legal Matters

          Cameron Gas Company and C. Richard Coleman, et al. vs. Allegheny
          & Western Energy Corporation, Mountaineer Gas Company and Gas
          Access Systems, Inc. was filed on December 31, 1992, in the
          Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and the
          West Virginia Anti-Trust Act, arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case was removed to the United States District Court for the Northern district of West Virginia. On February 19, 1993, the
          Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. By Order issued March 31, 1994, and clarified by Order issued April 18, 1994, the West Virginia anti-trust claim against Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was dismissed with prejudice. In addition, the RICO claim was dismissed against Allegheny & Western Energy Corporation with prejudice. On April 14, 1994, Mountaineer filed a general denial to plaintiffs' complaint and a counterclaim seeking at least
          $150,000 in compensatory and $2.0 million in punitive damages for the willful withholding by Cameron of monies collected by Cameron as agent for certain of the Company's customers and intended to be paid to the Company for services rendered by the Company. In response to the April 18, 1994 Order, the plaintiffs filed an amended complaint to which the Company has filed responsive pleadings, including a motion to dismiss, and a counterclaim.
          The pleadings remain pending before the Court for disposition. Discovery has commenced. No trial date has been set. The
          Company believes Cameron's claims are without merit and plans to vigorously defend this matter and does not believe that this matter is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

          The Company has been named as a defendant in various other legal actions which arise primarily in the ordinary course of business. In management's opinion, the outcome of such actions will not have a material effect on the financial position and results of operations of the Company.

          Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                       PART II

          Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

          The Company's common stock is traded over-the-counter under the NASDAQ symbol ALGH, on the NASDAQ National Market System. As of June 30, 1994, there were approximately 2,400 holders of record of the Company's common stock.

          The reported high and low bid prices of the Company's common stock as reported by NASDAQ for each quarter for the periods indicated through June 30, 1994, are as follows:


                                                      High       Low

                   Fiscal 1993
          July 1 - September 30, 1992               $  6-5/8  $  5-1/8
          October 1 - December 31, 1992                7-1/8     6-1/4
          January 1 - March 31, 1993                 8-21/32     6-1/2
          April 1 - June 30, 1993                      9-3/4     7-3/4

                   Fiscal 1994
          July 1 - September 30, 1993               $ 10-3/4  $  7-5/8
          October 1 - December 31, 1993                8-5/8     6-3/8
          January 1 - March 31, 1994                   8-7/8     6-5/8
          April 1 - June 30, 1994                      9-1/8     7-1/4



          The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          DIVIDENDS

          On October 6, 1988, the Company announced that it would discontinue the payment of cash dividends on its common stock for the foreseeable future. The dividend policy of the Company is reviewed each quarter and is subject to change by the Company; however, under the terms of the Company's Term Credit and Revolving Credit Agreement, signed on September 24, 1990, the Company may not declare dividends in excess of 25% of cumulative consolidated net income after June 30, 1990. (See Note 4 to the accompanying consolidated financial statements.)

          Item 6.  Selected Financial Data <F1>

                                     Allegheny & Western Energy Corporation and Subsidiaries
                                                   Fiscal Year Ended June 30,

          INCOME STATEMENT
            DATA                   1994          1993          1992          1991          1990

          Total revenues      $204,475,534  $185,534,169  $182,255,636  $187,454,769  $188,360,509

          Total costs
            and expenses       195,168,095   180,550,254   178,384,872   192,634,343   187,553,186
                              ------------  ------------  ------------  ------------  ------------
          Income (loss)
            before taxes on
            income and
            cumulative
            effect of change
            in accounting
            principle            9,307,439     4,983,915     3,870,764    (5,179,574)      807,323

          Provision (benefit)
            for income taxes     1,867,859     1,237,933       196,296    (2,651,138)   (2,176,781)
                              ------------  ------------  ------------  ------------  ------------
          Income (loss)
            before cumulative
            effect of change
            in accounting
            principle            7,439,580     3,745,982     3,674,468    (2,528,436)    2,984,104

          Cumulative effect
            prior to July 1,
            1993 of change
            in method of
            accounting for
            income taxes         1,562,156           ---           ---           ---           ---
                              ------------  ------------  ------------  ------------  ------------
          Net income (loss)   $  9,001,736  $  3,745,982  $  3,674,468  $ (2,528,436) $  2,984,104
                              ============  ============  ============  ============
          Per share:

          Income (loss)
            before cumulative
            effect of change
            in accounting
            principle         $        .97  $        .47  $        .45  $       (.31) $        .37

          Cumulative effect
            prior to July 1,
            1993 of change
            in method of
            accounting for

            income taxes               .20           ---           ---           ---           ---
                              ------------  ------------  ------------  ------------  ------------
          Net income (loss)   $       1.17  $        .47  $        .45  $       (.31) $        .37
                              ============  ============  ============  ============  ============
          Cash dividends
            per share         $        ---  $        ---  $        ---  $        ---  $        ---
                              ============  ============  ============  ============  ============
          Weighted average
            number of
            common shares
            outstanding          7,673,268     8,013,970     8,083,188     8,083,188     8,083,188
                              ============  ============  ============  ============  ============

                                     Allegheny & Western Energy Corporation and Subsidiaries
d
          BALANCE SHEET DATA     June 30,      June 30,      June 30,      June 30,      June 30,
                                   1994          1993          1992          1991          1990

          Total assets        $216,609,128  $195,680,299  $197,247,258  $180,383,633  $190,725,728

          Long-term debt,
            less current
            maturities        $ 25,680,000  $ 32,430,000  $ 39,180,000  $ 45,930,000  $ 49,104,636

          Stockholders'
            equity            $101,659,969  $ 96,042,741  $ 94,010,900  $ 90,336,432  $ 92,864,868

          <F1> This information should be read in conjunction with the consolidated financial statements (Item 8) and management's discussion and analysis of financial condition and results of operations (Item 7) appearing elsewhere herein.

          /TABLE

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS - FISCAL 1994 COMPARISON TO FISCAL 1993

          Gas Distribution and Marketing Operations

          Gas distribution revenues are derived from Allegheny's wholly-owned subsidiaries, Mountaineer Gas Company (Mountaineer), a regulated utility, Gas Access Systems, Inc. (G.A.S.), a gas marketing company, as well as from Mountaineer's wholly-owned subsidiary, Mountaineer Gas Services, Inc. (MGS), a producer and marketer of natural gas. Total gas distribution and marketing revenues for such subsidiaries increased by approximately $17.0 million during fiscal 1994.

          Net gas distribution revenues for Mountaineer increased $9.8 million during fiscal 1994. During this period, Mountaineer recorded a $17 million charge to revenues relating to Mountaineer's passthrough to its customers of refunds received from Mountaineer's pipeline suppliers. This $17 million charge was offset by a corresponding decrease in cost of gas distributed. The increased revenues were primarily related to increased volumes of gas sold due to colder weather conditions in its service area and, to a lesser extent, increased base and purchased gas adjustment rates which became effective November 1, 1993. This increase was partially offset by small commercial customers obtaining transportation services in lieu of purchasing gas supplies from Mountaineer. (See table of Mountaineer's operating revenues and related volumes contained in Item 1.)

          Gas distribution revenues of G.A.S. increased approximately $1.6 million during fiscal 1994. This increase was attributable to improved sales prices due to industry market conditions and higher sales volumes due to colder weather in G.A.S.'s service area.

          MGS began operating the assets purchased from Hallwood on April 1, 1993. These assets included the assumption of several sales contracts with large volume customers. The sales revenues generated by these contracts increased approximately $5.6 million during fiscal 1994 due primarily to MGS's operations being in place for all of fiscal 1994 versus only three months of fiscal 1993.

          Oil and Gas Operations

          Revenues relating to oil and gas operations are derived from the activities of Allegheny and MGS and, prior to fiscal 1993, Allegheny's wholly-owned Texas subsidiary, TEX-HEX. Allegheny's and MGS's operations are located in the Appalachian Basin of West Virginia. TEX-HEX's operations were located in south Texas.

          Oil and gas sales increased approximately $2.3 million during fiscal 1994. Oil and gas sales of MGS increased approximately $2.4 million during fiscal 1994 due primarily to MGS's operations being in place for all of fiscal 1994 versus only three months of fiscal 1993. Oil and gas sales of Allegheny decreased approximately $.1 million during fiscal 1994 as reduced production volumes were virtually offset by higher average sales prices.

          Field Services

          Field service revenues include amounts charged for the administration and operation of producing properties, the operation of pipeline systems and amounts charged for management of drilling operations.

          Field service revenues of Allegheny decreased approximately $.1 million during fiscal 1994 as a result of a reduction in gas transportation revenues due to lower throughput volumes.

          Investment and Other Income

          Investment income is earned primarily from investments in short-term repurchase agreements, bond funds, commercial paper and United States Treasury obligations.

          Investment and other income decreased approximately $.3 million during fiscal 1994. This decrease was attributable to reduced cash available for investment by Mountaineer due to capital expenditure and working capital requirements and reduced cash available for investment by Allegheny due to purchases of treasury stock pursuant to its previously announced stock repurchase program.

          OPERATING COSTS AND EXPENSES

          Cost of Gas Distributed/Marketed

          Cost of gas distributed/marketed includes the cost of gas recovered by Mountaineer from its customers as permitted in its purchased gas adjustment clause provided for by state regulatory provisions and the cost of gas purchased by G.A.S. and MGS for resale to their respective customers. Total costs of gas distributed/marketed by Allegheny's direct and indirect subsidiaries increased approximately $9.3 million during fiscal 1994.

          Costs of gas distributed by Mountaineer increased approximately $2.7 million from fiscal 1993 to fiscal 1994. During this period, Mountaineer recorded a $17 million charge to cost of gas distributed relating to Mountaineer's passthrough to its customers of refunds received from Mountaineer's pipeline suppliers. This $17 million charge was offset by a corresponding charge to gas distribution revenues. The increase was primarily a result of increased volumes of gas sold due to colder weather conditions in Mountaineer's service area and increased purchased gas adjustment rates which became effective November 1, 1993.

          Gas costs of G.A.S. increased approximately $1.4 million from fiscal 1993 to fiscal 1994. This increase resulted from increased volumes of gas sold due to colder weather conditions in

          G.A.S.'s service area and higher market prices as a result of industry market conditions.

          MGS purchased gas costs increased approximately $5.2 million during fiscal 1994 due primarily to MGS's operations being in place for all of fiscal 1994 versus only three months of fiscal 1993.

          Exploration, Lease Operating and Production Expenses

          Exploration, lease operating and production expenses include costs incurred by Allegheny and MGS and formerly by TEX-HEX in conducting field operations for producing properties and in exploring for potential new sources of oil and gas reserves.

          Exploration, lease operating and production expenses increased approximately $.9 million from fiscal 1993 to fiscal 1994. MGS's lease operating and production expenses increased approximately $1.1 million during fiscal 1994 due primarily to MGS's operations being in place for all of fiscal 1994 versus only three months of fiscal 1993. Allegheny's expenses decreased approximately $.2 million during fiscal 1994 as a result of decreases in various categories of production expenses.

          Distribution, General and Administrative Expenses

          Distribution, general and administrative expenses increased approximately $3.9 million during fiscal 1994 as compared to fiscal 1993. This was primarily the result of increased expenses of Mountaineer associated with normal increases in employee labor and employee benefit costs. Additionally, approximately $.6 million of the increase is attributable to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". See Note 8 to the accompanying consolidated financial statements.

          Depletion, Depreciation and Amortization

          Depletion, depreciation and amortization expenses increased approximately $.5 million during fiscal 1994. This increase was primarily a result of depreciation on fiscal 1994 utility plant additions of Mountaineer and increased depletion recorded by MGS for fiscal 1994 due to MGS's operations being in place for all of fiscal 1994 compared to only three months of fiscal 1993.

          Interest Expense

          Total interest expense remained unchanged during fiscal 1994 as Mountaineer's higher average outstanding short-term borrowings during fiscal 1994 were offset by a reduction in long-term debt outstanding during fiscal 1994. Mountaineer's increase in short-term borrowings were due to working capital and capital expenditure requirements.

          Income Taxes

          The effective income tax rate was 20.1% for fiscal 1994 and 24.8% for fiscal 1993. The recorded income tax provision reflects the 40% net statutory rate for Federal and state purposes, offset primarily by Federal tax credits permitted for fuels produced from a non-conventional source and the benefit from book amortization of an acquisition adjustment. The decrease in the effective rate for fiscal 1994 reflects increased estimated utilization of Federal tax credits based on anticipated levels of Federal taxable income.

          Cumulative Effect of Change in Accounting Principle

          Effective July 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes". As permitted by SFAS No. 109, the Company recognized the cumulative effect prior to July 1, 1993 of the change in the method of accounting for income taxes in the period of adoption. Accordingly, the Company reflected a credit of $1,562,000 in the first quarter of fiscal 1994. This amount was primarily the result of reduced currently enacted tax rates compared to those in effect at the time deferred taxes were recognized for certain differences between financial reporting and tax bases of assets and liabilities.

          RESULTS OF OPERATIONS - FISCAL 1993 COMPARISON TO FISCAL 1992

          Gas Distribution and Marketing Operations

          Total gas distribution and marketing revenues increased by approximately $4.7 million during fiscal 1993. Gas distribution revenues for Mountaineer increased $1.8 million during fiscal 1993. This increase was caused primarily by the recording in fiscal 1992 of a reduction in revenues to reflect the cumulative effect of reduced take-or-pay billings to certain classes of customers totalling $3.8 million pursuant to a final order issued by the Public Service Commission of West Virginia (March 1992 Final Order) in March 1992. This adjustment to revenues was offset by a corresponding credit to purchased gas costs. This increase was partially offset by decreased volumes of gas sold as a result of smaller commercial customers switching to transportation service from gas sales service during fiscal 1993. (See table of Mountaineer's operating revenues and related volumes contained in Item 1.)

          Gas distribution revenues of G.A.S. increased approximately $.7 million during fiscal 1993. This increase was attributable to improved sales prices as a result of industry market conditions. This increase was partially offset by lower volumes sold resulting primarily from a decision to not renew several marginally profitable large-volume sales contracts during fiscal 1992.

          MGS began operating the assets purchased from Hallwood on April 1, 1993. These assets included the assumption of several sales contracts with large volume customers. These contracts generated sales revenues of approximately $1.9 million during the three months ended June 30, 1993.

          Oil and Gas Operations

          Oil and gas sales decreased approximately $.6 million during fiscal 1993. This decrease is primarily attributable to the cessation by TEX-HEX of all oil and gas producing operations in April 1992. TEX-HEX had oil and gas sales of $1.1 million in fiscal 1992. Oil and gas sales of Allegheny decreased $.2 million during fiscal 1993 as a result of normal production declines partially offset by improved average sales prices. The above decreases were partially offset by $.7 million in oil and gas sales by MGS which began operations in April 1993.

          Field Services

          Field service revenues decreased approximately $.3 million during fiscal 1993. These decreases resulted primarily from the discontinuance of TEX-HEX's operations and a reduction in Allegheny's gas transportation revenues resulting from lower throughput volumes.

          Investment and Other Income

          Investment and other income decreased approximately $.5 million during fiscal 1993. This decrease was mainly attributable to the recording in fiscal 1992 of a non-recurring $.3 million credit relating to carrying costs associated with the recovery of take-or-pay charges which Mountaineer was permitted to recover pursuant to the March 1992 Final Order. In addition, Mountaineer had reduced levels of cash available for investment due to capital expenditure and working capital requirements.

          OPERATING COSTS AND EXPENSES

          Cost of Gas Distributed/Marketed

          Total costs of gas distributed/marketed increased approximately $2.6 million during fiscal 1993. Costs of gas distributed by Mountaineer decreased approximately $.6 million from fiscal 1992 to fiscal 1993. This decrease was due to smaller commercial customers switching to transportation service from gas sales service and the elimination of the recovery of take-or-pay/contract reformation costs for several customer classes. These decreases were partially offset by the cumulative effect of reduced take-or-pay billings to certain classes of customers totalling $3.8 million which were recorded in March and April of 1992 as a result of the March 1992 Final Order.

          Gas costs of G.A.S. increased approximately $1.0 million from fiscal 1992 to fiscal 1993. This increase resulted primarily from higher market prices due to industry market conditions.
          This increase was partially offset by overall lower sales volumes resulting from a decision to not renew several marginally profitable large-volume sales contracts in fiscal 1992.

          MGS incurred purchased gas costs of $2.1 million during its three months of operations in fiscal 1993.

          Exploration, Lease Operating and Production Expenses

          Exploration, lease operating and production expenses decreased approximately $1.1 million from fiscal 1992 to fiscal 1993. This reduction is primarily the result of TEX-HEX ceasing all field operations in April 1992. In addition, Allegheny's expenses decreased approximately $.5 million during fiscal 1993 as a result of reductions in its West Virginia field operations workforce in February 1992 and decreases in various other categories of production expenses. These decreases were partially offset by MGS's lease operating and production expenses of $.4 million incurred during its three months of operations.

          Distribution, General and Administrative Expenses

          Distribution, general and administrative expenses increased approximately $.3 million during fiscal 1993 as compared to fiscal 1992. This was primarily the result of increased expenses of Mountaineer associated with normal increases in employee labor costs. These increases were partially offset by the closure of TEX-HEX's Houston, Texas office which incurred approximately $.8 million of expenses during fiscal 1992.

          Depletion, Depreciation and Amortization

          Depletion, depreciation and amortization expenses decreased approximately $.3 million during fiscal 1993. This decrease was primarily the result of the sale of substantially all of TEX-HEX's assets during the fourth quarter of fiscal 1992 and lower volumes produced by Allegheny. This decrease was partially offset by depreciation on fiscal 1993 utility plant additions and depletion recorded by MGS during its three months of operations.

          Interest Expense

          Total interest expense increased $.7 million in fiscal 1993. This increase was primarily the result of Mountaineer having higher average outstanding borrowings during fiscal 1993 as a result of capital expenditure and working capital requirements. These increases were partially offset by lower interest rates in effect during fiscal 1993.

          Income Taxes

          The effective income tax rate was 24.8% for fiscal 1993 and 5.1% for fiscal 1992. The recorded income tax provision reflects the 40% net statutory rate for Federal and state purposes, offset primarily by Federal tax credits permitted for fuels produced from a non-conventional source and the benefit from the book amortization of an acquisition adjustment. The increase in the effective rate for fiscal 1993 reflects reduced estimated utilization of Federal tax credits based on anticipated levels of Federal taxable income.

          LIQUIDITY AND CAPITAL RESOURCES

          Short-Term Borrowings and Lines-of-Credit

          Mountaineer had unsecured short-term line-of-credit agreements with banks totaling $57.5 million as of June 30, 1994. Borrowings on these lines-of-credit are anticipated to be used primarily to finance gas purchases and provide working capital during Mountaineer's peak sales period. As of June 30, 1994, $18,703,000 was outstanding under these lines-of-credit. In addition, Mountaineer has an additional $15 million revolving line-of-credit facility which is available for borrowing until December 31, 1996.

          Allegheny has a revolving credit facility with two banks totalling $5 million. The $5 million revolving credit facility is anticipated to be used primarily to finance working capital needs (see Notes 4 and 5 to the accompanying consolidated financial statements). No borrowings were made under this facility in fiscal 1994.

          Mountaineer and Allegheny's lines-of-credit are typically in effect for a period of one year and are renewed on a year-to-year basis.

          Working Capital

          Working capital ratios are a measure of a company's ability to meet its short-term obligations. The following table shows the Company's consolidated working capital as of the dates shown:



                                   June 30,       June 30,       June 30,
                                     1994           1993           1992

          Working capital        $(10,979,850)  $ (3,003,194)  $ 18,805,084
          Working capital ratio    0.83 to 1      0.94 to 1      1.40 to 1



          The deficiency in working capital at June 30, 1994 is attributable to Mountaineer's requirement of significant working capital funds to finance the acquisition of the West Virginia assets of Hallwood by MGS in fiscal 1993 and to fund fiscal 1994 capital expenditures. Management believes it has sufficient lines-of-credit in place to meet maturities of long-term debt and working capital requirements.

          Capital Expenditures

          Capital expenditures were approximately $13.3 million and $22.3 million for the fiscal years ended June 30, 1994 and 1993. Substantially all of the Company's fiscal 1994 capital expenditures were attributable to the Company's gas distribution operations. Such expenditures were financed primarily by internally generated funds and short-term borrowings.

          Fiscal 1995 Expenditures

          The extent of Allegheny's drilling activities in fiscal 1995, if any, will depend upon, among other factors, the market price of natural gas, Allegheny's available funds, Allegheny's ability to raise funds in the capital markets and Allegheny's ability to attract industry partners. While Allegheny's plans are subject to change in light of the foregoing, management does not currently anticipate that Allegheny will undertake any new exploration or development drilling during fiscal 1995.
          Allegheny is continuing to seek attractive acquisition candidates in order to expand its operations; however it is impossible to determine what expenditures may be required to fund these activities, if successful.

          Utility construction expenditures are estimated to be approximately $13.7 million.

          MGS's natural gas drilling expenditures are expected to be $1.0 million.

          Management believes that the Company has sufficient internally generated funds, working capital resources and lines-of-credit to meet these anticipated capital expenditures.

          Dividend Restrictions

          Mountaineer's outstanding debt obligations restrict the amount of dividends that Mountaineer can pay to the Company (see Note 4 to the accompanying consolidated financial statements). As of June 30, 1994, under the most restrictive terms of its debt obligations, Mountaineer would be permitted to pay dividends of $11.7 million to the Company. The limitations on Mountaineer's ability to pay dividends are not expected to have a significant impact on the Company's ability to meet its cash requirements.

          Seasonality of Business

          Mountaineer's retail gas distribution sales are highly seasonal and fluctuate significantly dependent upon weather conditions experienced in Mountaineer's service area. Typically, the weather conditions result in higher operating revenues and net income from October through March and lower operating revenues and either net losses or reduced net income from April through September. Weather conditions also have a significant impact on Mountaineer's cash flow requirements. Typically, cash expenditure requirements are greatest during May through January in preparation for and during the winter heating season due to gas purchase requirements. Cash inflows are at their highest levels typically from January through April due to heating requirements of Mountaineer's customers. Mountaineer utilizes lines-of-credit and internally generated funds to meet its seasonal capital requirements.

          OTHER

          Impact of Inflation

          Fluctuations in prices and costs are primarily a matter of supply and demand with respect to oil and gas operations and, to a much lesser degree, inflation. The inflationary impact on gas distribution operations is considered in periodic rate cases. On October 29, 1993, the PSCWV issued the October 1993 Order, which was effective November 1, 1993, regarding Mountaineer's request in January 1993 for increased base rates. The October 1993 Order, among other matters, provided for a 10.1% return on equity and rate increases which would generate additional annual revenues of approximately $3,400,000 under normal operating conditions. In its original filing, Mountaineer requested a return on equity of 12.3% and rate increases that would result in increased annual revenues of $7,500,000. On November 8, 1993, Mountaineer filed a petition for reconsideration of several issues contained in the October 1993 Order, including the granted rate of return on equity and the rate recovery mechanism of OPEB costs. On March 30, 1994, the PSCWV issued the March 1994 Final Order in this rate case, after reconsidering several issues raised by various parties to the rate case. In the March 1994 Final Order the PSCWV granted an increase in the authorized return on equity to 10.55% and established a tracking mechanism for certain OPEB costs.

          Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"

          In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.
          109, "Accounting for Income Taxes." The Company adopted the provisions of SFAS No. 109 effective July 1, 1993 and elected not to restate the financial statements of prior years. The adoption of SFAS No. 109 required the Company to convert from the deferred method to the liability method to recognize deferred taxes.
          Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are adjusted for future changes in tax rates. Under the deferred method, deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. As permitted by SFAS No. 109, the Company elected not to restate the financial statements of any prior years, but to record the cumulative effect of the change in accounting for income taxes in the year of adoption. The recording of the cumulative effect of this change in accounting for income taxes did not impact pre-tax income from continuing operations; however, net income increased approximately $1,562,000, or $.20 per share. The increase in net income was primarily the result of reduced currently enacted tax rates compared to those in effect at the time the deferred taxes were previously recognized. The adoption of SFAS No. 109 by Mountaineer resulted in an increase in accumulated deferred income taxes which was offset by a corresponding increase in a regulatory asset account, which resulted from the recording of certain deferred taxes which were not previously recognized due to state ratemaking practices. This amount (approximately $8,539,000 at June 30, 1994) has been reflected in other assets.

          Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

          Effective July 1, 1993, Mountaineer adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (OPEB). SFAS No. 106 significantly changes the accounting, measurement and disclosure practices with respect to OPEB's. SFAS No. 106 requires that the expected cost of OPEB's be charged to expense during the period of an employee's service rather than expensing such costs as claims are incurred. Under Mountaineer's medical and life insurance plan for retired employees, the attribution period is equivalent to the 10-year period prior to the employee reaching eligible retirement age.
          As permitted by SFAS No. 106, Mountaineer has elected to amortize the accumulated postretirement benefit obligation existing at the date of adoption ("transition obligation") over a 20-year period. Prior to fiscal 1994, Mountaineer recognized postretirement health care and life insurance benefits in the year the benefits were paid. The cost of retirees' benefits paid in fiscal 1994, 1993 and 1992 was approximately $297,000, $525,000 and $347,000, respectively. Retiree benefits recognized by Mountaineer pursuant to the requirements of SFAS No. 106 were $1,117,000 in fiscal 1994.

          As part of the October 1993 Order, the PSCWV ruled that the permitted rate recovery mechanism for OPEB's will be a modified accrual method (see Note 8 to the accompanying consolidated financial statements). The modified accrual method allows for the recovery of current service costs on an accrual basis and recovery of the transition obligation on a cash basis. Accounting for the transition obligation on a cash method is not an acceptable accounting method under generally accepted accounting principles. Mountaineer is recording its other postretirement benefit expense in accordance with SFAS No. 106, which is in excess of the permitted rate recovery as a result of the PSCWV's ruling. Mountaineer currently estimates that the amount of SFAS No. 106 expense (net of those amounts expected to be capitalized) in excess of the modified accrual basis would be approximately $300,000 in fiscal 1995 and would accumulate to approximately $3,000,000 over the remaining nineteen year amortization period for transition costs. These amounts will be recovered through rates in later years when the cash basis of prior service costs exceeds the accrual basis of such costs.

          Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits"

          In November 1992, the FASB issued SFAS No. 112, "Employers
          Accounting for Postemployment Benefits." This statement requires employers to recognize any obligation which exists to provide benefits to former or inactive employees after employment, but before retirement. Such benefits include, but are not limited to, salary continuations, supplemental unemployment, severance disability (including workers' compensation), job training, counseling and continuation of benefits such as health care and life insurance. Currently, the Company provides only for workers' compensation benefits which would qualify as postemployment benefits under this standard.

          The Company will adopt this statement in fiscal 1995. The adoption of SFAS No. 112 is not expected to have a material impact on the Company's results of operations.


          Item 8.


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page

          Consolidated Financial Statements - Allegheny &
              Western Energy Corporation and Subsidiaries

            Report of Independent Public Accountants             26

            Consolidated Balance Sheets as of June 30, 1994
              and 1993                                           27

            Consolidated Statements of Income for the Years
              Ended June 30, 1994, 1993 and 1992                 29

            Consolidated Statements of Changes in
              Stockholders' Equity for the Years Ended
              June 30, 1994, 1993 and 1992                       30

            Consolidated Statements of Cash Flows for the
              Years Ended June 30, 1994, 1993 and 1992           31

            Notes to Consolidated Financial Statements           32



                       Report of Independent Public Accountants



          To the Directors and Stockholders of
          Allegheny & Western Energy Corporation:


          We have audited the accompanying consolidated balance sheets of ALLEGHENY & WESTERN ENERGY CORPORATION (a West Virginia corporation) and subsidiaries as of June 30, 1994 and 1993 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allegheny & Western Energy Corporation and subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

          As discussed in Notes 6 and 8, effective July 1, 1993, the Company changed its method of accounting for income taxes and other postretirement benefits pursuant to standards promulgated by the Financial Accounting Standards Board.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed under Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                 Arthur Andersen LLP


          Houston, Texas,
            August 24, 1994.




                        ALLEGHENY & WESTERN ENERGY CORPORATION

                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


          CAPTION





                                                June 30,       June 30,
          ASSETS                                  1994           1993


          CURRENT ASSETS:
            Cash and equivalents             $   5,610,788  $  10,931,400
            Short-term investments               3,142,062            ---
            Accounts receivable (less
              allowance for doubtful
              accounts of $1,429,308 and
              $1,307,204, respectively)         23,538,907     21,976,189
            Inventory                           16,468,135      5,097,310
            Prepayments                          1,287,853      5,789,961
            Deferred income taxes                3,020,686      2,726,462
            Other                                   51,376         55,341
                                             -------------  -------------
              Total current assets              53,119,807     46,576,663
                                             -------------  -------------
          PROPERTY, PLANT AND EQUIPMENT,
            at cost:
            Utility plant                      149,245,869    137,737,323
            Oil and gas properties
              (successful efforts method)       51,773,293     56,654,989
            Transmission plant                   4,970,215      4,736,819
            Other                                7,532,881      7,295,024
                                             -------------  -------------
                                               213,522,258    206,424,155
            Less-accumulated depletion,
              depreciation and amortization     65,765,042     62,105,412
                                             -------------  -------------
                Property, plant and
                  equipment, net               147,757,216    144,318,743
                                             -------------  -------------
          OTHER ASSETS                          15,732,105      4,784,893
                                             -------------  -------------
                  Total assets               $ 216,609,128  $ 195,680,299
                                             =============  =============


          The accompanying notes are an integral part of these consolidated balance sheets.






                        ALLEGHENY & WESTERN ENERGY CORPORATION

                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                June 30,       June 30,
          LIABILITIES AND STOCKHOLDERS'
            EQUITY                                1994           1993

          CURRENT LIABILITIES:
            Current maturities of long-term
              debt                           $   6,750,000  $   6,750,000
            Short-term borrowings               18,702,900      7,638,700
            Accounts payable                    19,126,454     20,716,857
            Overrecovered gas costs              6,034,251      6,497,686
            Accrued taxes                        5,018,121      2,101,709
            Accrued liabilities and other        8,467,931      5,753,377
                                             -------------  -------------
              Total current liabilities         64,099,657     49,458,329

          NONCURRENT LIABILITIES:
            Long-term debt, net of current
              maturities                        25,680,000     32,430,000
            Deferred income taxes               19,419,268     13,841,450
            Other                                5,750,234      3,907,779
                                             -------------  -------------
              Total liabilities                114,949,159     99,637,558
                                             -------------  -------------
          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY:
            Preferred stock, without par
              value; authorized 5,000,000
              shares; no shares issued or
              outstanding                              ---            ---
            Common stock $.01 par value;
              authorized 20,000,000 shares;
              8,108,802 shares issued,
              7,479,360 and 7,867,338 shares
              outstanding, respectively             81,088         81,088
            Additional paid-in capital          36,787,791     36,787,791
            Retained earnings                   70,073,501     61,071,765
                                             -------------  -------------
                                               106,942,380     97,940,644
            Less-treasury stock, at cost,
              629,442 and 241,464 shares,
              respectively                       5,282,411      1,897,903
                                             -------------  -------------
              Total stockholders' equity       101,659,969     96,042,741
                                             -------------  -------------
                Total liabilities and
                  stockholders' equity       $ 216,609,128  $ 195,680,299
                                             =============  =============


          The accompanying notes are an integral part of these consolidated balance sheets.

          /TABLE

                 38

                                    ALLEGHENY & WESTERN ENERGY CORPORATION

                                               AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF INCOME

                                                         Year Ended      Year Ended      Year Ended
                                                          June 30,        June 30,        June 30,
                                                            1994            1993            1992

          REVENUES:
            Gas distribution and marketing             $ 196,510,996   $ 179,488,735   $ 174,813,007
            Oil and gas sales                              5,775,365       3,486,195       4,114,711
            Field services                                 2,026,088       2,122,441       2,431,213
            Investment and other income                      163,085         436,798         896,705
                                                       -------------   -------------   -------------
                                                         204,475,534     185,534,169     182,255,636
                                                       -------------   -------------   -------------
          COSTS AND EXPENSES:
            Cost of gas distributed/marketed             128,878,520     119,622,794     117,032,132
            Exploration, lease operating and
              production                                   3,753,732       2,819,447       3,962,525
            Distribution, general and administrative      49,585,607      45,646,986      45,375,383
            Depletion, depreciation and amortization       8,660,537       8,156,757       8,443,839
            Interest                                       4,289,699       4,304,270       3,570,993
                                                       -------------   -------------   -------------
                                                         195,168,095     180,550,254     178,384,872
                                                       -------------   -------------   -------------
              Income before  income taxes and
                cumulative effect of change in
                accounting principle                       9,307,439       4,983,915       3,870,764

            Provision for income taxes (Note 6)            1,867,859       1,237,933         196,296
                                                       -------------   -------------   -------------
                Income before cumulative effect of
                  change in accounting principle           7,439,580       3,745,982       3,674,468

            Cumulative effect prior to July 1, 1993
              of change in method of accounting for
              income taxes (Note 6)                        1,562,156             ---             ---
                                                       -------------   -------------   -------------
                Net income                             $   9,001,736   $   3,745,982   $   3,674,468
                                                       =============   =============   =============
          Per share:

            Income before cumulative effect of
              change in accounting principle           $         .97   $         .47   $         .45

            Cumulative effect prior to July 1, 1993
              of change in method of accounting for
              income taxes (Note 6)                              .20             ---             ---
                                                       -------------   -------------   -------------
          Net income                                   $        1.17   $         .47   $         .45
                                                       =============   =============   =============
          Weighted average number of common shares




            outstanding                                    7,673,268       8,013,970       8,083,188
                                                       =============   =============   =============


          The accompanying notes are an integral part of these consolidated financial statements.







                                    ALLEGHENY & WESTERN ENERGY CORPORATION

                                               AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                           Common Stock
                                                               Additional
                                       Number                    Paid-in     Retained     Treasury
                                      of Shares     Amount       Capital     Earnings       Stock

          Balance, June 30, 1991       8,108,802 $     81,088 $ 36,787,791 $ 53,651,315 $  (183,762)

            Net income                       ---          ---          ---    3,674,468         ---
                                    ------------ ------------ ------------ ------------ -----------
          Balance, June 30, 1992       8,108,802       81,088   36,787,791   57,325,783    (183,762)

            Net income                       ---          ---          ---    3,745,982         ---
            Acquisition of
              treasury stock
              (215,850 shares)               ---          ---          ---          ---  (1,714,141)
                                    ------------ ------------ ------------ ------------ -----------
          Balance, June 30, 1993       8,108,802       81,088   36,787,791   61,071,765  (1,897,903)

            Net income                       ---          ---          ---    9,001,736         ---
            Acquisition of
              treasury stock
              (387,978 shares)               ---          ---          ---          ---  (3,384,508)
                                    ------------ ------------ ------------ ------------ -----------
          Balance, June 30, 1994       8,108,802 $     81,088 $ 36,787,791 $ 70,073,501 $(5,282,411)
                                    ============ ============ ============ ============ ===========


          The accompanying notes are an integral part of these consolidated financial statements.










                                    ALLEGHENY & WESTERN ENERGY CORPORATION

                                               AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Year Ended      Year Ended      Year Ended
                                                          June 30,        June 30,        June 30,
                                                            1994            1993            1992


          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                 $   9,001,736   $   3,745,982   $  3,674,468
                                                       -------------   -------------   ------------
            Adjustments to reconcile net income
              to net cash provided by operating
              activities:
              Cumulative effect prior to July 1,
                1993 of adopting SFAS No. 109
                (Note 6)                                  (1,562,156)            ---            ---
              Depletion, depreciation and
                amortization                              10,902,198      10,302,928     10,656,139
              Provision for losses on accounts
                receivable                                 1,104,508         836,000      1,183,773
              Deferred income taxes                         (760,800)        478,620     (2,171,708)
              Other non-cash items, net                   (1,912,135)     (2,728,196)      (935,940)
              Changes in current assets and
                liabilities:
                (Increase) in accounts receivable         (2,667,226)     (3,440,960)    (2,182,417)
                Decrease (increase) in inventory         (11,370,825)        756,479     (1,918,627)
                (Decrease) increase in
                  overrecovered gas costs                   (463,435)     (9,296,843)    11,510,942
                Increase (decrease) in accounts
                  payable                                 (1,590,403)      1,768,930      1,926,094
                Increase in other assets and
                  liabilities                              9,446,125       2,762,573      4,584,260
                                                       -------------   -------------   ------------
                    Total adjustments                      1,125,851       1,439,531     22,652,516
                                                       -------------   -------------   ------------
                  Net cash provided by operating
                    activities                            10,127,587       5,185,513     26,326,984
                                                       -------------   -------------   ------------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                         (13,270,283)    (15,479,628)    (9,533,924)
            Short-term investments at cost                (3,107,608)            ---            ---
            Acquisition of assets                                ---      (6,854,639)           ---
            Proceeds from sale of TEX-HEX assets                 ---             ---        400,000
                                                       -------------   -------------   ------------
                  Net cash used in investing
                    activities                           (16,377,891)    (22,334,267)    (9,133,924)
                                                       -------------   -------------   ------------

          CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on long-term debt                    (6,750,000)    (21,750,000)    (1,500,000)
            Issuance of long-term debt                           ---      15,000,000            ---
            Net proceeds from short-term borrowings       11,064,200       7,638,700            ---
            Purchases of treasury stock                   (3,384,508)     (1,714,141)           ---
                                                       -------------   -------------   ------------
                  Net cash provided by (used in)
                    financing activities                     929,692        (825,441)    (1,500,000)
                                                       -------------   -------------   ------------
          NET (DECREASE) INCREASE IN
            CASH AND EQUIVALENTS                          (5,320,612)    (17,974,195)    15,693,060

          CASH AND EQUIVALENTS AT
            BEGINNING OF YEAR                             10,931,400      28,905,595     13,212,535
                                                       -------------   -------------   ------------
          CASH AND EQUIVALENTS AT END OF YEAR          $   5,610,788   $  10,931,400   $ 28,905,595
                                                       =============   =============   ============
          SUPPLEMENTAL CASH FLOW INFORMATION:
            Cash paid during the year for:
              Interest (net of amounts capitalized)    $   4,292,983   $   4,279,647   $  3,551,532
                                                       =============   =============   ============
              Income taxes                             $     700,000   $   1,030,000   $  2,920,000
                                                       =============   =============   ============

          The accompanying notes are an integral part of these consolidated financial statements.

          /TABLE

                        ALLEGHENY & WESTERN ENERGY CORPORATION

                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          (1)  ORGANIZATION

          Allegheny & Western Energy Corporation (Allegheny or the Company) and its subsidiaries are engaged in the exploration, production, distribution and marketing of natural gas. The exploration and production of natural gas is performed in the Appalachian Basin of West Virginia. The Company's past exploration and production activities have been conducted for its own account and through joint ventures with third parties and limited partnerships. Allegheny has performed no drilling activities since fiscal 1992. Beginning in fiscal 1990, principally all of Allegheny's gas production was sold to either Mountaineer Gas Company (Mountaineer) or Gas Access Systems, Inc. (G.A.S.), both wholly-owned subsidiaries.

          Mountaineer is a regulated gas distribution utility servicing approximately 200,000 residential, commercial, industrial and wholesale customers in the State of West Virginia. Mountaineer was acquired by Allegheny on June 21, 1984 from The Columbia Gas System, Inc. During fiscal year 1993, Mountaineer formed a wholly-owned subsidiary, Mountaineer Gas Services, Inc. (MGS), for the purpose of owning and operating the producing properties and transmission plant assets acquired from Hallwood Energy Partners, L.P. and Hallwood Consolidated Resources Corporation (Hallwood) (see Note 3).

          The Company markets natural gas directly to industrial, commercial and municipal customers through its non-regulated subsidiary, G.A.S. G.A.S. was created in July 1987 and markets the production of Allegheny as well as supplies of natural gas purchased from various producers and wholesalers in the Appalachian Basin of West Virginia and the continental United States.

          In November 1989, the Company formed a wholly-owned Texas subsidiary, TEX-HEX Corp. (TEX-HEX). TEX-HEX performed exploration and production activities in south Texas, primarily utilizing horizontal drilling techniques. Effective April 1, 1992, TEX-HEX sold all its producing properties. All of TEX-HEX's operations ceased effective June 1992.

          In November 1990, Allegheny entered into an agreement with a third party whereby Allegheny acquired a 50% interest in petroleum prospecting licenses, which were granted in February 1991 and became effective in August 1991, covering approximately
          2.6 million acres in the North Island, New Zealand including acreage both onshore and offshore. The Company formed a New Zealand subsidiary, A&W Exploration New Zealand, Limited (AWENZ), which now holds the Company's interests in the petroleum prospecting licenses. During fiscal 1992, AWENZ acquired an additional 9.5% interest in the prospecting licenses. As of June 30, 1994, the Company had invested approximately $943,000 in this arrangement, all of which has been charged to expense.

          (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of Allegheny and all its subsidiaries. All significant intercompany items have been eliminated except those relating to sales of natural gas to Mountaineer by Allegheny and MGS. During the years ended June 30, 1994, 1993 and 1992, the Company received approximately $140,000, $211,000 and $427,000, respectively, for their interests in this gas production. MGS made sales of approximately $4,222,000 and $959,000 to Mountaineer during fiscal 1994 and 1993, respectively. Prices at which natural gas is sold by affiliates to Mountaineer is regulated and approved by the Public Service Commission of West Virginia (PSCWV).

          Basis of Accounts

          Mountaineer and MGS maintain their accounts in conformity with generally accepted accounting principles for regulated entities which is in accordance with the accounting requirements and ratemaking practices prescribed by the PSCWV.

          Revenue Recognition

          Oil and gas production, including royalties and overrides, is recognized as income as it is extracted and sold from properties. Income from field services is recognized as the related services are performed.

          Utility revenues are based on amounts billed to customers on a cycle basis and estimated amounts for gas delivered but unbilled at the end of each accounting period. Accounts receivable include $1,701,000, and $1,644,000 of gas delivered but unbilled as of June 30, 1994 and 1993, respectively. Mountaineer is subject to a purchased gas adjustment clause and records gas cost as an expense as it is recovered through billings to customers. The differences between actual gas costs and those recovered are deferred. PSCWV regulations provide for annual proceedings concerning gas purchases and cost recovery.

          Revenues of G.A.S. are based on volumes delivered at the end of each month. Gas purchases are accrued at prices negotiated with vendors and matched with the corresponding gas sales.

          Short-Term Investments

          Short-term investments consist of United States Treasury obligations and are stated at amortized cost which approximates market. It is the Company's intent to hold short-term investments until maturity.

          Property, Plant and Equipment and Related Depletion,
          Depreciation, and Amortization

          Utility Plant - Property, plant and equipment of Mountaineer is stated at original cost, reduced by a purchase accounting adjustment for regulatory purposes, and includes overheads for payroll related costs, administrative and general expenses, as well as an allowance for funds used during construction of approximately $42,700 and $66,700 in fiscal 1994 and 1993, respectively. The provision for depreciation is computed based on a composite straight-line method. The average composite depreciation rates were 3.72%, 3.68% and 3.62% for fiscal 1994, 1993 and 1992, respectively.

          A purchase accounting adjustment of approximately $15,616,000 is being amortized by Mountaineer over the estimated remaining useful lives of the related property. The amortization period ends in 1998.

          Oil and Gas Property - The Company accounts for its natural gas exploration and production activities under the successful efforts method of accounting.

          Oil and gas lease acquisition costs are capitalized when incurred. Unproved properties are assessed on a property-by-property basis and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Lease rentals are expensed as incurred.

          Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether proved reserves are discovered. If proved reserves are not discovered, such drilling costs are expensed. The costs of all development wells and related equipment used in the production of crude oil and natural gas are capitalized.

          The Company amortizes capitalized costs, including gas gathering systems, using a unit-of-production method based on proved oil and gas reserves as estimated by independent petroleum engineers. Depreciation on gas transmission plant is computed on a straight-line method over thirty years. Depreciation of other property, plant and equipment is computed using principally the straight-line method over estimated useful lives of three to thirty years.

          The Company charges the cost of maintenance and repairs to expense as incurred. Betterments are added to property at cost. Utility plant retirements are credited to property, plant and equipment at cost and charged to accumulated depreciation, net of cost of removal and salvage. No gain or loss is recognized on utility plant retirements.

          Income Taxes

          Effective July 1, 1993, the Company adopted the Financial

          Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected not to restate the financial statements of prior years. SFAS No. 109 requires the Company to utilize the liability method to recognize deferred taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and the differences are measured at enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are adjusted for future changes in tax rates. Prior to the adoption of SFAS No. 109, deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. The cumulative effect of adopting SFAS No. 109 on the Company and its nonregulated subsidiaries was to increase net income approximately $1,562,000 ($.20 per share) in the first quarter of fiscal 1994. The increase in net income was primarily the result of reduced currently enacted tax rates compared to those in effect at the time the deferred taxes were previously recognized. The adoption of SFAS No. 109 by Mountaineer resulted in an increase in accumulated deferred income taxes which was offset by a corresponding increase in a regulatory asset account for which deferred taxes had not previously been recognized due to state ratemaking practices. (See Note 6.)

          Benefits of the Federal income tax credit for fuel produced from a non-conventional source are recognized in the consolidated financial statements in the period earned to the extent utilized.

          Inventory

          Mountaineer maintains gas in storage under a firm storage service agreement with an interstate pipeline. Gas in storage was approximately $14,787,000 and $3,420,000 at June 30, 1994 and
          1993, respectively, and is carried at cost on a first-in, first-out basis.

          Oil and gas materials and supplies are stated at the lower of cost (first-in, first-out) or market. Utility materials and supplies are stated at average cost and include overheads for certain payroll, general and administrative expenses.

          Prepayments

          Prepayments as of June 30, 1993, consisted primarily of advance payments for delivery of natural gas supplies to Mountaineer during the winter peak usage period. Such payments are no longer required as a result of the implementation of the Federal Energy Regulatory Commission's (FERC) Order No. 636. (See Note 19.) Prepayments are charged to expense in the period the related goods or services are rendered.

          Net Income Per Common Share

          Net income per common share is computed based upon the weighted average number of common shares outstanding.

          Weighted average shares for fiscal 1994 and 1993 reflect the reduction in shares outstanding resulting from the purchase of additional treasury shares. The Board of Directors has authorized the purchase of up to 1,000,000 treasury shares. Subsequent to June 30, 1994, no additional treasury shares have been acquired by the Company.

          Cash Flows Presentation

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

          Reclassifications

          Certain previously reported amounts have been reclassified to conform to the 1994 presentation.


          (3)  ACQUISITION

          On March 5, 1993, MGS purchased certain assets of Hallwood consisting primarily of natural gas producing properties and natural gas gathering and transmission pipelines, all of which are located in West Virginia. MGS began operating such assets effective April 1, 1993.

          The total acquisition cost of approximately $10 million includes cash expenditures of approximately $7 million and has been accounted for under the purchase method of accounting. The purchase price has been allocated to the natural gas properties and gathering systems and transmission facilities acquired based on their estimated fair values. The acquisition and purchase price allocation was approved by the PSCWV. Substantially all natural gas produced by MGS is sold to Mountaineer based on prices approved by the PSCWV.


          (4)  LONG-TERM DEBT

          Long-term debt obligations of the Company at June 30, 1994 and 1993 were as follows:


                                    Fiscal
                                     Year
                                   Maturity
                                    Dates          1994          1993


          Term Credit Agreement




            <F1>                  1995-1996    $  4,375,000  $  5,875,000
          Revolving Credit Note
            <F2>                     1996               ---           ---
          Pension fund notes <F3> 1998-2007      15,000,000    15,000,000
          Notes payable to
            insurance companies
            <F4>                  1995-2002      13,055,000    18,305,000
                                               ------------  ------------
                                                 32,430,000    39,180,000
          Less:  current
            maturities                            6,750,000     6,750,000
                                               ------------  ------------
                                               $ 25,680,000  $ 32,430,000
                                               ============  ============

          <F1> The Company has a debt agreement which includes a
               $10,000,000 Term Credit and a $5,000,000 Revolving Credit facility. Interest rates under the Term Credit facility are either a base rate which approximates the prime rate plus 1/8% per annum or a certificate of deposit rate plus 1-3/4% per annum. The Term Credit note is required to be repaid in consecutive quarterly installments of $375,000 and a twentieth and final payment of $2,875,000 at the time of maturity, September 30, 1995. The interest rate on the Term Credit Facility was 6.27% at June 30, 1994.

               The Term Credit and Revolving Credit facilities are collateralized by all of the outstanding stock of Mountaineer and G.A.S. and a lien on certain intercompany notes. The agreement places certain restrictions on the ability of the Company to sell its assets, requires the maintenance of certain financial covenants and restricts the amount of dividends which the Company can declare to twenty-five percent of consolidated net income earned after June 30, 1990. As of June 30, 1994, the maximum amount of dividends which can be declared by the Company is approximately $3,473,000. The financial covenants include a minimum adjusted consolidated current ratio, minimum consolidated net worth, minimum ratio of consolidated income before interest and taxes to consolidated interest on funded debt and a ceiling on consolidated funded debt. As of June 30, 1994, the Company is in compliance with all required financial covenants.

          <F2> Mountaineer has a $15,000,000 Revolving Credit Note
               (Revolving Note) with a bank. The Revolving Note provides that borrowings would not be required to be repaid until December 31, 1996. Mountaineer had no outstanding balance on the revolving note as of June 30, 1994. The interest rate is the lower of an adjusted certificate of deposit rate or a base rate. The base rate is equal to the greater of the prime rate of interest or the Federal fund rate plus 1/2%.

               The Revolving Note requires Mountaineer to maintain certain financial conditions, including a minimum tangible net worth, restrictions on funded debt and restrictions on the amount of dividends which can be declared. As of June 30, 1994, Mountaineer is in compliance with all required




               financial covenants.

          <F3> In July 1992, Mountaineer completed a private placement with a pension fund of $15,000,000 of unsecured senior notes due in 2007. The terms of the agreement provide that principal is to be repaid annually beginning in 1998. The proceeds were used for general corporate purposes and to repay the existing Revolving Credit Note. The interest rate on the pension fund notes is 8.71% and is due semi-annually. The financial covenants are similar to the terms of the notes payable to the insurance companies.

          <F4> The notes payable to insurance companies require (a) annual principal payments beginning June 30, 1993, through June 30, 2002, at which time the notes are due in full and (b) interest at 9.75% due semi-annually. These notes require Mountaineer to maintain a certain minimum tangible net worth and restrict the amount of dividends that Mountaineer can declare to the Company.

               As of June 30, 1994, Mountaineer had approximately $11.7 million available for declaration of dividends under the terms of its debt agreements.



          The combined scheduled annual maturities of long-term debt are as follows:


                                                    Notes
                                                  Payable to
                       Term Credit    Pension     Insurance
             Fiscal     Agreement    Fund Notes   Companies
              Year         <F1>         <F3>         <F4>        Total

              1995     $ 1,500,000  $       ---  $ 5,250,000  $ 6,750,000
              1996       2,875,000          ---    4,750,000    7,625,000
              1997             ---          ---    1,150,000    1,150,000
              1998             ---    1,500,000      500,000    2,000,000
              1999             ---    1,500,000      500,000    2,000,000
           Thereafter          ---   12,000,000      905,000   12,905,000
                       -----------  -----------  -----------  -----------
                       $ 4,375,000  $15,000,000  $13,055,000  $32,430,000
                       ===========  ===========  ===========  ===========


          (5)  SHORT-TERM BORROWINGS AND LINES-OF-CREDIT

          Mountaineer had unsecured short-term bank lines-of-credit totaling $57.5 million, $30 million and $22.5 million in fiscal 1994, 1993 and 1992, respectively. During fiscal 1994, the maximum outstanding daily balance was $37,220,700 and the average daily balance was $17,156,300. The weighted average interest rate was 3.44% on the balance outstanding in fiscal 1994. During fiscal 1993, the maximum outstanding daily balance was $9,243,800 and the average daily balance was $1,407,000. The weighted average interest rate was 3.40% on the balance outstanding in fiscal 1993. During fiscal 1992, the maximum outstanding daily balance was $44,000 and the average daily balance was $400. The weighted average interest rate was 5.3% on the balance
          outstanding in fiscal 1992.   There was $18,702,900 and
          $7,638,700 outstanding on these lines-of-credit at June 30, 1994 and 1993, respectively. The interest rate on these borrowings at June 30, 1994 and 1993 was 4.8% and 3.3%, respectively. There were no outstanding borrowings on these lines-of-credit at June 30, 1992.

          Allegheny has $5,000,000 available under the Revolving Credit Agreement entered into in September 1990. The interest rate is either a base rate which approximates the prime rate or a certificate of deposit rate plus 1-1/2% per annum. No borrowings were made on this facility in fiscal 1994, 1993 or 1992.

          (6)  TAXES ON INCOME

          Effective July 1, 1993, the Company prospectively adopted SFAS No. 109. SFAS No. 109 requires the Company to utilize the liability method to recognize deferred taxes. Under this method, deferred tax assets and liabilities are based on differences between financial reporting and tax bases of assets and liabilities and the differences are measured at enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are adjusted for future changes in tax rates. Prior to the adoption of SFAS No. 109, deferred taxes were measured using tax rates for the year in which timing differences arose and were not adjusted for changes in tax rates.

          The cumulative effect of adopting SFAS No. 109 on the Company and its nonregulated subsidiaries as of July 1, 1993, was to increase net income approximately $1,562,000 ($.20 per share) in the first quarter of fiscal 1994. The increase in net income was primarily the result of reduced currently enacted tax rates compared to those in effect at the time the deferred taxes were recognized. Pre-tax income from continuing operations of the Company and its nonregulated subsidiaries was not affected by the change in the method of accounting for income taxes. The adoption of SFAS No. 109 by Mountaineer resulted in an increase in accumulated deferred income taxes which was offset by a corresponding increase in a regulatory asset to account for certain temporary differences for which deferred taxes had not previously been recognized due to state ratemaking practices. This amount (approximately $8,539,000 at June 30, 1994) has been reflected in other assets in the accompanying balance sheets.

          Significant components of the Company's deferred tax assets and liabilities as of June 30, 1994 are as follows:

                                             Deferred          Deferred
                                          income taxes -    income taxes -
                                            noncurrent          current

          Deferred tax assets:
            Alternative minimum tax
              credit carryforwards        $    3,759,000    $          ---
            Overrecovered gas costs                  ---         2,116,000
            Foreign subsidiary losses             70,000               ---
            Allowance for doubtful
              accounts                               ---           508,000
            Other                                143,000         1,141,000
                                          --------------    --------------
                Total assets                   3,972,000         3,765,000

          Deferred tax liabilities:
            Excess of tax over book
              depreciation and fixed
              asset basis differences        (22,858,000)              ---
            Deferred charges                    (533,000)         (173,000)
            Partnership income
              recognition                            ---          (174,000)
            Other                                    ---          (397,000)
                                          --------------    --------------
                Total liabilities            (23,391,000)         (744,000)
                                          --------------    --------------
              Total deferred income tax
                asset (liability)         $  (19,419,000)   $    3,021,000
                                          ==============    ==============


          Components of taxes on income are as follows:


                                           Fiscal Year Ended June 30,
                                         1994         1993         1992

          Federal income taxes:
            Current                  $ 1,900,000  $   840,000  $ 2,500,000
            Deferred                  (1,031,100)     125,100   (2,353,300)
            Investment tax credits,
              net                            ---          ---      (40,800)
                                     -----------  -----------  -----------
                                         868,900      965,100      105,900
                                     -----------  -----------  -----------
          State and local income
            taxes:
            Current                      728,700      131,300      840,400
            Deferred                     270,300      141,500     (750,000)
                                     -----------  -----------  -----------
                                         999,000      272,800       90,400
                                     -----------  -----------  -----------
          Total income tax provision $ 1,867,900  $ 1,237,900  $   196,300
                                     ===========  ===========  ===========






          A reconciliation of the Federal statutory rate to taxes on income is as follows:


                                           Fiscal Year Ended June 30,
                                         1994         1993         1992


          Tax at Federal statutory
            rate                     $ 3,164,500  $ 1,694,500  $ 1,316,100
          State taxes, net of
            Federal benefits             417,400      141,200       58,000
          Nonconventional fuel tax
            credits and other
            credits, including
            amortization                (986,600)    (403,700)  (1,168,700)
          Reversal of deferred income
            taxes due to rate
            differential                 (29,700)     (30,100)     (66,800)
          Taxes related to regulatory
            treatment of timing
            differences                  (53,700)     232,800      263,300
          Acquisition adjustment
            amortization                (508,700)    (508,700)    (508,700)
          Adjustments to prior year
            provision                   (183,400)      64,800      291,100
          Other, net                      48,100       47,100       12,000
                                     -----------  -----------  -----------
            Total income tax
            provision                $ 1,867,900  $ 1,237,900  $   196,300
                                     ===========  ===========  ===========
          Effective tax rate               20.1%        24.8%         5.1%
                                     ===========  ===========  ===========


          In August 1993, the Revenue Reconciliation Act of 1993 was enacted into law which, among other changes, increased the top marginal tax rate for corporations with taxable incomes in excess of $10 million to 35%. The Company does not currently anticipate that it will be subject to the increased marginal rate.

          (7)  RETIREMENT PLANS

          The Retirement Income Plan for the Company (the Plan) covers all qualified employees 21 years of age and over. Employees become fully vested upon completion of five years of credited service, as defined by the Plan. Retirement income is based on credited years of service and level of compensation. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The determination of contributions is made in consultation with an actuary and is based upon anticipated earnings of the Plan, mortality and turnover experience, the funded status of the Plan and anticipated future compensation levels. The Company's funding policy is to be in compliance with ERISA guidelines and to make annual contributions to the Plan to assure that all employees' benefits will be fully provided for by the time they retire. Funds contributed to the Plan have been invested primarily in government securities and corporate bonds and equity securities of large, well-established corporations.

          The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1994 and 1993:


                                                    (Dollars in Thousands)

                                                       1994        1993

          Actuarial Present Value of Benefit
            Obligations:
            Accumulated benefit obligation,
              including vested benefits of $(22,560)
              and $(21,790) at June 30, 1994 and
              1993, respectively                    $  (24,244) $  (23,430)
                                                    ==========  ==========
            Projected benefit obligation for
              service rendered to date              $  (27,297) $  (26,089)
            Plan assets at fair value                   20,212      20,902
                                                    ----------  ----------
            Projected benefit obligation in excess
              of plan assets                            (7,085)     (5,187)
            Unrecognized net loss from past
              experience                                 4,658       2,428
            Unrecognized prior service cost                453         510
            Unrecognized net obligation at June 30,
              1987, recognized over 15 years             1,759       1,978
            Adjustment required to recognize minimum
              liability                                 (3,817)     (2,257)
                                                    ----------  ----------
            Accrued pension cost                    $   (4,032) $   (2,528)
                                                    ==========  ==========


          Net pension cost for fiscal years ended June 30, 1994, 1993 and 1992 included the following components:


                                               (Dollars in Thousands)

                                              1994       1993       1992




          Service cost                     $     589  $     529  $     565
          Interest cost                        2,030      1,961      1,947
          Actual return on plan assets           122     (2,255)    (1,960)
          Net amortization and deferral       (1,513)       970        651
                                           ---------  ---------  ---------
          Net periodic pension cost        $   1,228  $   1,205  $   1,203
                                           =========  =========  =========



          The expected long-term rate of return used in the calculations was 8.25% for fiscal 1994 and 1993 and 9% for fiscal 1992. The weighted average discount rate used in the calculations was 8.0% for fiscal 1994, 1993 and 1992.

          The Company has a Key Executives' Supplemental Retirement Benefit Plan (the "SERP") for its key executive employees. The SERP provides for the payment of compensation for varying periods of time upon an executive employee reaching a specified retirement age or becoming permanently disabled while employed by the Company or its subsidiaries. The Company funds the SERP through the purchase of individual life insurance contracts of which the Company is the sole beneficiary, and the specific level of compensation will be dependent upon the performance of the life insurance contracts. In addition, the Company will provide benefits to the employee's beneficiary should the employee die while employed by the Company or its subsidiaries. Benefits to be paid upon retirement will not vest unless the employee continues to be employed by the Company or its subsidiaries through the specified retirement age. Should a change in control (as defined in the SERP) of the Company occur, the employee will become entitled to a portion of his retirement benefit for each year of participation in the SERP, except for certain executives having employment contracts, who will be entitled to full retirement benefits. This portion is based upon the number of years of participation in the SERP in proportion to the total number of years until retirement for such employee from the time he or she became a participant in the SERP. The Board of Directors, in its sole discretion, may terminate the SERP at any time, in whole or in part. The costs associated with the SERP are being accrued over the respective executive employee's remaining years of service to retirement.

          (8)  POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

          Mountaineer provides certain medical and life insurance benefits for retired employees. Substantially all of Mountaineer's employees may become eligible for these benefits if they choose to retire early after reaching age 55 while working for Mountaineer. The medical benefits are provided until age 65 at which time these employees become eligible for Medicare and medical benefits from Mountaineer are no longer provided. Life insurance benefits of approximately two times annual salary are provided while an employee is active and working at Mountaineer. On the date of an employee's retirement and on the date the employee reaches age 70, life insurance benefits decrease to approximately 80% and 40% of annual salary, respectively. These benefits are provided to retirees who meet the service requirements of ten continuous years of service prior to retirement at age 55 or five continuous years of service prior to retirement at age 65.

          Effective July 1, 1993, Mountaineer adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (OPEB). SFAS No. 106 significantly changes the accounting, measurement and disclosure practices with respect to OPEB's. SFAS No. 106 requires that the expected cost of OPEB's be charged to expense during the period of an employee's service rather than expensing such costs as claims are incurred. Under the plan, the attribution period is equivalent to the 10-year period prior to the employee reaching eligible retirement age.
          As permitted by SFAS No. 106, Mountaineer has elected to amortize the accumulated postretirement benefit obligation existing at the date of adoption ("transition obligation") over a 20-year period. Prior to fiscal 1994, Mountaineer recognized postretirement health care and life insurance benefits in the year the benefits were paid. The cost of retirees' benefits paid in fiscal 1994, 1993 and 1992 was approximately $297,000, $525,000 and $347,000, respectively. Retiree benefits recognized by Mountaineer pursuant to the requirements of SFAS No. 106 were $1,117,000 in fiscal 1994.

          The following table sets forth the plan's funded status, as determined by an independent actuary, as of July 1, 1993 and June 30, 1994:


                                                   June 30,      July 1,
                                                     1994         1993
                                                   (Dollars in thousands)


          Accumulated postretirement benefit
            obligation:
            Retirees                              $    2,656   $    2,871
            Active participants                        3,849        3,305
                                                  ----------   ----------
              Total accumulated postretirement
                benefit obligation                     6,505        6,176
            Plan assets at fair value                    ---          ---
                                                  ----------   ----------
              Accumulated postretirement benefit
                obligation in excess of plan
                assets                                 6,505        6,176
          Unrecognized actuarial gain                    202          ---
          Unrecognized transition obligation          (5,866)      (6,176)
                                                  ----------   ----------
            Accrued postretirement benefit
              liability                           $      841   $      ---
                                                  ==========   ==========

          /TABLE

          Net periodic postretirement benefit cost for the fiscal year ended June 30, 1994, as determined by an independent actuary, includes the following components (in thousands of dollars):


          Service cost-benefits attributed to
            service during the period             $      307
          Interest cost on the accumulated
            postretirement benefit obligation            500
          Amortization of the transition
            obligation                                   310
                                                  ----------
            Net periodic postretirement benefit
              cost                                $    1,117
                                                  ==========


          The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11% in 1994, declining gradually to 5.5% in 2005 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percent in each year would increase the aggregated service and interest cost by $49,000 and accumulated postretirement benefit obligation as of June 30, 1994 by $218,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%. The average assumed annual rate of salary increase for the life insurance benefit plan was 5%.

          As part of a PSCWV rate order dated October 29, 1993, the PSCWV ruled that the permitted rate recovery mechanism for OPEB's will be a modified accrual method. The modified accrual method allows for the recovery of current service costs on an accrual basis and recovery of the transition obligation on a cash basis.
          Accounting for the transition obligation on a cash method is not an acceptable accounting method under generally accepted accounting principles. Mountaineer is recording its other postretirement benefit expense in accordance with SFAS No. 106, which is in excess of the permitted rate recovery as a result of the PSCWV's ruling. Mountaineer currently estimates that the amount of SFAS No. 106 expense (net of those amounts expected to be capitalized) in excess of the modified accrual basis would be approximately $300,000 in fiscal 1995 and would accumulate to approximately $3,000,000 over the remaining nineteen year amortization period for transition costs. These amounts will be recovered through rates in later years when the cash basis of prior service costs exceeds the accrual basis of such costs.

          (9)  LEASING ARRANGEMENTS

          The Company, primarily through its subsidiary, Mountaineer, leases buildings, office space, and equipment under various short-term and long-term agreements. Total expense for leases for the fiscal years ended June 30, 1994, 1993 and 1992 was $852,000, $935,000 and $1,048,000, respectively. At June 30,
          1994, the net minimum annual rental commitments for all noncancellable leases were as follows:


                              Fiscal Year Ending
                                   June 30,               Amount

                                     1995              $   723,000
                                     1996                  415,000
                                     1997                  369,000
                                     1998                  368,000
                                     1999                  360,000
                                  Thereafter               647,000
                                                       -----------
                                                       $ 2,882,000
                                                       ===========



          (10) STOCK OPTION PLAN

          The Company's 1987 Stock Option Plan (the 1987 Plan), as amended, provides that a combined total of 1,500,000 incentive and non-qualified options to purchase shares of the Company's common stock may be granted to certain key employees by the Board of Directors. Incentive options must be granted with an exercise price equal to the fair market value of a share of common stock on the date of grant. Non-qualified options may be granted at prices determined by the Board of Directors. Options granted expire five to ten years from date of grant and may include vesting provisions; however, in the event of a change in control of the Company (as defined in the 1987 Plan), options granted vest immediately. The 1987 Plan also provides that employees may be granted stock appreciation rights (SAR's) at the discretion of the Board of Directors. No SAR's have been granted under the 1987 Plan.

          Information relative to the stock option plan for the fiscal years ended June 30, 1994, 1993, and 1992 is as follows:


                                                                 Average
                                                     Number      Exercise
                                                       of         Price
                                                     Shares     Per Share


          Outstanding at June 30, 1991              1,150,300   $    8.17
            Granted                                       ---




            Expired                                   (47,100)       8.30
                                                   ----------
          Outstanding at June 30, 1992              1,103,200        8.16
            Granted                                       ---
            Expired                                   (15,000)       8.25
                                                   ----------
          Outstanding at June 30, 1993              1,088,200        8.16
            Granted                                    15,000        7.50
            Expired                                   (18,300)       8.25
                                                   ----------
          Outstanding at June 30, 1994              1,084,900   $    8.16
                                                   ==========
          Exercisable                               1,084,900
                                                   ==========
          Options available for grant                 415,100
                                                   ==========


          The options outstanding as of June 30, 1994 expire at various dates through 2000.

          (11) COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES (UNAUDITED)

          Costs incurred by the Company in oil and gas property acquisition, exploration, and development activities are presented below:


                                          Fiscal Year Ended June 30,
                                        1994         1993         1992


          Property acquisition
            costs                   $     6,000  $ 5,491,000  $   120,000
          Exploration costs             173,000      337,000      326,000
          Development costs                 ---          ---      200,000
                                    -----------  -----------  -----------
                                    $   179,000  $ 5,828,000  $   646,000
                                    ===========  ===========  ===========



          Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. During fiscal 1993, these costs included the natural gas producing properties acquired from Hallwood (see Note 3). Exploration costs include the costs of geological and geophysical activity, carrying and retaining undeveloped property, dry holes, leasehold impairment allowances, and drilling and equipping exploratory wells. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells, and to provide facilities to extract, treat, gather, and store oil and gas.

          (12) OIL AND GAS CAPITALIZED COSTS (UNAUDITED)

          Aggregate capitalized costs for the Company related to oil and gas property acquisition, exploration and development activities, with applicable accumulated depletion, depreciation, and amortization are presented below:

                                               Fiscal Year Ended June 30,
                                                  1994           1993


          Proved developed properties, being
            amortized                         $ 51,773,293   $ 56,654,989
          Less-accumulated depletion,
            depreciation, and amortization -
            proved properties                   21,338,959     22,657,617
                                              ------------   ------------
          Net proved properties                 30,434,334     33,997,372
                                              ------------   ------------
            Total net capitalized costs       $ 30,434,334   $ 33,997,372
                                              ============   ============


          Unproved properties include costs to acquire acreage which has not been allocated to producing properties. Proved developed properties include the capitalized costs of producing properties, well support equipment and the Company's gas gathering systems, which primarily transport natural gas production from Company operated wells.

          (13) RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

          The results of operations for oil and gas producing activities are presented below:


                                          Fiscal Year Ended June 30,
                                        1994         1993         1992


          Revenue from oil and gas
            producing activities:
            Sales to unaffiliated
              parties               $    50,000  $    78,000  $ 1,199,000
            Sales to affiliates       5,725,000    3,408,000    2,916,000
                                    -----------  -----------  -----------
                                      5,775,000    3,486,000    4,115,000
                                    -----------  -----------  -----------




          Expenses:
            Production costs          1,753,000      662,000    1,541,000
            Exploration expenses        173,000      337,000      326,000
            Depletion, depreciation,
              and amortization        2,160,000    2,253,000    3,230,000
                                    -----------  -----------  -----------
                                      4,086,000    3,252,000    5,097,000
                                    -----------  -----------  -----------
          Income (loss) from oil
            and gas producing
            activities before
            income tax benefit        1,689,000      234,000     (982,000)
          Income tax benefit            312,000      310,000    1,520,000
                                    -----------  -----------  -----------
          Net income from oil and
           gas producing activities $ 2,001,000  $   544,000  $   538,000
                                    ===========  ===========  ===========


          The increase in revenues from oil and gas producing activities is due primarily to MGS's natural gas sales being in place for all of fiscal 1994 versus only three months of fiscal 1993.

          Production costs include those costs incurred to operate and maintain productive wells and related equipment and include costs such as labor, repairs and maintenance, materials, supplies, fuel consumed, insurance and production taxes. In addition, production costs include certain administrative expenses which the Company determines are directly related to oil and gas operations, and are net of well tending fees which are included in field service revenues in the accompanying consolidated income statements. The increase in production costs in fiscal 1994 is due primarily to MGS's operations being in place for all of fiscal 1994 versus only three months of fiscal 1993. The reduction in production expenses in fiscal 1993 reflects the discontinuance of TEX-HEX operations and the efforts to reduce field operations expenses at Allegheny.

          Exploration expenses include the costs of geological and geophysical activity, carrying and retaining undeveloped property, dry holes and leasehold impairment allowances.

          Depletion, depreciation, and amortization expense includes costs associated with capitalized acquisition, exploration, and development costs, and the depreciation applicable to support equipment.

          The income tax benefit is computed at the statutory Federal and state income tax rate and is reduced to the extent of permanent differences, which have been recognized in the Company's tax provision, including the utilization of Federal tax credits permitted for fuel produced from a non-conventional source.

          (14) NET PROVED OIL AND GAS RESERVES (UNAUDITED)

          Estimates of net proved oil and gas reserves (all of which are developed) of the Company, all of which are within the United States, are as follows:

                                              Oil (Bbls)      Gas (Mcf)


          Balance, June 30, 1991                  136,000      19,432,000

          Revisions of previous estimates         (15,000)     (3,350,000)
          Extensions, discoveries and
            other additions                           ---         159,000
          Production                              (62,000)     (1,489,000)
          Sales of reserves in place              (17,000)        (11,000)
                                            -------------   -------------
          Balance, June 30, 1992                   42,000      14,741,000

          Revisions of previous estimates           2,000        (360,000)
          Production                               (5,000)     (1,518,000)
          Purchases of reserves in place              ---      13,484,000
                                            -------------   -------------
          Balance, June 30, 1993                   39,000      26,347,000

          Revisions of previous estimates          (6,000)      3,925,000
          Production                               (5,000)     (3,025,000)
          Purchases of reserves in place              ---          60,000
          Sales of reserves in place                  ---        (639,000)
                                            -------------   -------------
          Balance, June 30, 1994                   28,000      26,668,000
                                            =============   =============


          These estimates are based primarily on the reports of independent petroleum engineers. The estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from extensions of currently proved areas or amounts that may result from new discoveries in the future. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

          In fiscal 1992, the Company changed the method by which it computes its net proved reserves of oil and gas attributable to the Company's interest in producing properties in which other third parties participate. Beginning in fiscal 1992, the Company determines the economic life of such reserves based, in part, upon operating costs that include general and administrative expenses charged to such properties. Prior to fiscal 1992, the Company excluded such expenses when determining economic life.
          The impact of this change reduced the economic life, which, in turn, reduced the estimated reserves. This change resulted in a reduction of approximately 2,400,000 Mcf in natural gas reserves and 16,000 Bbl in oil reserves, which is reflected in the above table within the fiscal 1992 revision of previous estimates.

          (15) STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

          Summarized in the table below is information for the Company with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. Future cash inflows are derived by applying current oil and gas prices to estimated future production. Future production costs, likewise, are derived based on current costs, assuming continuation of existing economic conditions. Future income tax expenses are computed at the Company's anticipated statutory tax rate in effect at the end of each fiscal year to the future pre-tax net cash flows, less the tax basis of the properties, and gives effect to permanent differences and tax credits related to the properties. The future income tax expense reflected below excludes the benefit of the Federal tax credit available from production of fuel from non-conventional sources. Utilization of the tax credit is permitted to the extent the Company is in a regular tax-paying position. Future income tax expense may be lower to the extent the tax credit is utilized.


                                             Fiscal Year Ended June 30,
                                             1994       1993       1992
                                               (Dollars in Thousands)


          Future cash inflows              $ 67,870   $ 64,746   $ 32,535
          Future production costs           (29,399)   (27,785)    (9,201)
          Future income tax expense          (7,694)    (7,392)    (4,667)
                                           --------   --------   --------
          Future net cash flows              30,777     29,569     18,667

          10% annual discount for
            estimated timing of cash
            flows                            14,861     14,019      8,751
                                           --------   --------   --------
          Standardized measure of
            discounted future net cash
            flows                          $ 15,916   $ 15,550   $  9,916
                                           ========   ========   ========


          The following table summarizes the principal sources of changes in the standardized measure of discounted future net cash flows:


                                             Fiscal Year Ended June 30,
                                             1994       1993       1992
                                               (Dollars in Thousands)





          Sales and transfers of oil and
            gas produced, net of
            production costs               $ (4,022)  $ (2,824)  $ (2,578)
          Net changes in prices and
            production costs                    324       (977)      (982)
          Extensions and discoveries,
            less related costs                  ---        ---        122
          Purchases of reserves in place         45      9,981        ---
          Changes in quantity estimates       2,932       (257)    (2,637)
          Accretion of discount               1,944      1,240      1,631
          Net change in income taxes           (474)    (1,700)       784
          Other                                (383)       171        524
                                           --------   --------   --------
                                           $    366   $  5,634   $ (3,136)
                                           ========   ========   ========


          It is necessary to emphasize that the data presented above should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves since the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further assumptions with respect to pipeline availability, rates of demand, and governmental control, among other factors. Furthermore, actual future prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts. In addition, the reported data are applicable only to oil and gas reserves classified as proved; no amounts are included with respect to additional reserves that may become proved in the future. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.

          (16)   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair values of financial instruments as of June 30 are as follows:


                                          1994                1993
                                   Carrying    Fair    Carrying    Fair
                                    Amount     Value    Amount     Value

                                           (Dollars in Thousands)


          Assets:




          Cash & equivalents       $  5,611  $  5,611  $ 10,931  $ 10,931
          Short-term investments      3,142     3,141       ---       ---
          Accounts receivable        23,539    23,539    21,976    21,976

          Liabilities:
          Short-term borrowings      18,703    18,703     7,639     7,639
          Long-term debt (including
            current maturities)      32,430    33,483    39,180    43,477



          The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value:

            Cash and equivalents, accounts receivable and short-term
              borrowings: The carrying amounts approximate fair value due to the nature and short-term maturity of these instruments.

            Short-term investments:  Fair value is based on quoted market prices.

            Long-term debt:  Fair value is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.


          (17)   RELATED PARTY TRANSACTIONS

          The Company's field services revenue includes revenue from partnerships and joint ventures in which the Company is the general partner or operator.

          Certain officers and directors of the Company and their relatives and other related parties participate as limited partners in certain partnerships in which the Company is the general partner.

          (18)   QUARTERLY FINANCIAL DATA (UNAUDITED)

          Summarized quarterly consolidated financial results are as follows:


          Fiscal Quarter             First    Second     Third    Fourth

                           (Dollars in thousands except per share amounts)
          1994


          Revenues                 $ 22,806  $ 69,609  $ 97,070  $ 14,991
          Income (loss) before
            income taxes and
            cumulative effect of




            change in accounting
            principle                (2,546)    4,119     8,517      (782)
          Income (loss) before
            cumulative effect of
            change in accounting
            principle                (1,682)    2,862     6,085       175
          Cumulative effect prior
            to July 1, 1993 of
            change in method of
            accounting for income
            taxes (Note 6)            1,562       ---       ---       ---
          Net income (loss)            (120)    2,862     6,085       175
          Per share:
            Income (loss) before
              cumulative effect of
              change in accounting
              principle            $   (.22) $    .37  $    .79  $    .02
            Cumulative effect
              prior to July 1, 1993
              of change in method
              of accounting for
              income taxes
              (Note 6)                  .20       ---       ---       ---
            Net income (loss)
              per share                (.02)      .37       .79       .02

          1993

          Revenues                 $ 19,108  $ 57,481  $ 77,476  $ 31,469
          Net income (loss)
            before taxes             (2,256)    3,489     5,697    (1,946)
          Net income (loss)          (1,579)    2,442     3,988    (1,105)
          Net income (loss)
           per share               $   (.20) $    .30  $    .50  $   (.14)



          In the fourth quarter of fiscal 1994, Mountaineer recorded a $17 million charge to revenues relating to Mountaineer's passthrough to its customers of refunds received from Mountaineer's pipeline suppliers. This charge was offset by a corresponding reduction in cost of gas distributed, resulting in no impact on the Company's profitability.

          Mountaineer's natural gas distribution operations are significantly affected by weather-related heating requirements. Therefore, results for interim periods are not comparable and are not necessarily indicative of what may be expected for a full year.

          The Company records an interim provision (benefit) for income taxes based upon its estimated annual effective rate.
          Differences between net statutory rates and effective rates are caused primarily by book amortization of an acquisition adjustment, Federal nonconventional fuel credits and the treatment of certain temporary differences for ratemaking purposes.

          (19) COMMITMENTS AND CONTINGENCIES

          Gas Transmission Matters

          In 1992, the FERC issued Order No. 636 et. seq., (the 636 Orders). The 636 Orders required substantial restructuring of the service obligations of interstate pipelines. Among other things, the 636 Orders mandated "unbundling" of existing pipeline gas sales services and replaced existing statutory abandonment procedures, as applied to firm transportation contracts of more than one year, with a right-of-first-refusal mechanism.
          Mandatory unbundling required pipelines to sell separately the various components of their previous gas sales services (gathering, transportation and storage services, and gas supply). To address concerns raised by utilities about reliability of service to their service territories, the 636 Orders required pipelines to offer a no-notice transportation service in which firm transporters can receive delivery of gas up to their contractual capacity level on any day without prior scheduling. In addition, the 636 Orders provided for a mechanism for pipelines to recover prudently incurred transition costs associated with the restructuring process.

          All of Mountaineer's pipeline suppliers have filed their restructuring plans with the FERC. The FERC has reviewed these plans; however, there are several issues which remain subject to further action by either the FERC or reviewing courts, including the ultimate sharing of transition costs, the level of no-notice protection and the impact on service reliability, and rate design implementation. Mountaineer's largest pipeline supplier, Columbia Transmission Corporation (Columbia Transmission), received orders from the FERC which approved its proposed restructuring filing with certain modifications. One of the FERC modifications prohibited Columbia Transmission from recovering contract rejection claims it may incur in its bankruptcy proceeding as part of its transition costs. Columbia Transmission and others have filed for appellate review of this disallowance. In addition, Columbia Transmission filed a revised compliance plan with the FERC on October 22, 1993, which was placed into effect on November 1, 1993, subject to further modification.

          As a consequence of the November 1, 1993 restructuring, Mountaineer has replaced the bundled firm sales service it previously received from Columbia Transmission with gas purchase arrangements negotiated with unregulated suppliers and firm transportation and storage agreements with Columbia Transmission. Interim supply arrangements are in place, negotiations for long-term supplies are underway and the Company is reviewing its current level of firm service contracts to determine if additional capacity is necessary to provide reliable service to its customers. Unresolved issues include whether the new unbundled transportation and storage services provided by Columbia Transmission, and the replacement natural gas supplies provided by others, will result in the same degree of service reliability as the bundled firm sales service Columbia
          Transmission has provided to Mountaineer in the past. Because of these issues and others, Mountaineer has petitioned for appellate review of both the 636 Orders and the orders approving the implementation of Columbia Transmission's restructuring pursuant to the 636 Orders. Mountaineer's management continues to actively participate in Columbia Transmission's compliance filings in order to protect Mountaineer's interests, ensure the continued reliability of service to its customers and minimize future transition costs.

          Until Mountaineer's pipeline suppliers' rate filings to implement restructuring, including subsequent filings to recover transition costs, are fully approved by the FERC, the ultimate amount of the costs associated with restructuring cannot be ascertained. However, Mountaineer's management anticipates that the amount of restructuring costs that will be passed through to Mountaineer will be significant. Mountaineer will attempt to obtain approval from the PSCWV to recover any such approved restructuring costs from its customers. On the basis of previous state regulatory proceedings involving the recovery of gas purchase costs and take-or-pay obligations, Mountaineer believes that the costs passed through from its pipeline suppliers will be recovered from ratepayers, although there can be no assurance that this will be the case.

          On July 31, 1991, Columbia Transmission and The Columbia Gas System, Inc. (the Columbia Companies) filed for protection under Chapter 11 of the Bankruptcy Code. The Columbia Companies stated that the primary basis for their filing was the failure of Columbia Transmission to acquire natural gas through existing producer contracts under terms and conditions, including price, which would permit Columbia Transmission to compete in the marketplace. Columbia Transmission's filing could affect its relationship with Mountaineer. Although Mountaineer only purchased 1% of its gas supplies from Columbia Transmission during fiscal 1994, Mountaineer relies upon Columbia Transmission for the delivery of a majority of Mountaineer's gas supplies.

          On January 18, 1994, Columbia Transmission filed a proposed plan of reorganization in the bankruptcy proceedings, but requested the Bankruptcy Court to defer all further proceedings on such plan pending further discussions with Columbia Transmission's major creditors and official committees, including the official committee of customers which Mountaineer chairs. The plan, if ultimately approved by the Bankruptcy Court and accepted by Columbia Transmission's customers, would inter alia, (i) pay Columbia Transmission's customers 100% of certain refund amounts ordered by the FERC, but at a lower interest rate than provided by the FERC, (ii) pay Columbia Transmission's customers 90% of certain other refunds ordered by the FERC, and (iii) require any customer accepting the plan to waive its entitlement to all other refund amounts and to not oppose Columbia Transmission's recovery from such customers of approximately $250 million in certain costs to be filed with the FERC. Discussions on the proposed plan are at a preliminary stage and Columbia Transmission is in the process of providing additional information necessary to evaluate the proposal. However, at this stage, various aspects of the proposal appear unacceptable to the official committee of customers.

          In addition, the United States Court of Appeals of the District of Columbia Circuit recently granted an appeal filed by Mountaineer and others which challenged Columbia Transmission's right to recover through FERC-approved rates over $120 million in take-or-pay costs from its customers. Once the court s decision becomes final, the case will be remanded to the FERC for further proceedings to determine the level of refunds owed Columbia Transmission's customers. The refund amount determined may have a significant bearing on Columbia Transmission's proposed plan of reorganization and any negotiated resolution thereof.

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

          Legal Matters

          Cameron Gas Company and C. Richard Coleman, et al. vs. Allegheny
          & Western Energy Corporation, Mountaineer Gas Company and Gas
          Access Systems, Inc. was filed on December 31, 1992, in the
          Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and the
          West Virginia Anti-Trust Act, arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case was removed to the United States District Court for the Northern District of West Virginia. On February 19, 1993, the
          Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. By Order issued March 31, 1994, and clarified by Order issued April 18, 1994, the West Virginia anti-trust claim against Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was dismissed with prejudice. In addition, the RICO claim was dismissed against Allegheny & Western Energy Corporation with prejudice. On April 14, 1994, Mountaineer filed a general denial to plaintiffs' complaint and a counterclaim seeking at least
          $150,000 in compensatory and $2.0 million in punitive damages for the willful withholding by Cameron of monies collected by Cameron as agent for certain of the Company's customers and intended to be paid to the Company for services rendered by the Company. In response to the April 18, 1994 Order, the plaintiffs filed an amended complaint to which the Company has filed responsive pleadings, including a motion to dismiss, and a counterclaim.
          The pleadings remain pending before the Court for disposition. Discovery has commenced. No trial date has been set. The
          Company believes Cameron's claims are without merit and plans to vigorously defend this matter and does not believe that this matter is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

          The Company has been named as a defendant in various other legal actions which arise primarily in the ordinary course of business. In management's opinion, these outstanding claims are unlikely to result in a material adverse effect on the Company's financial position and results of operations.

          Performance Bonds

          To acquire the petroleum prospecting licenses in New Zealand, AWENZ and its partner posted a performance bond of NZ $500,000 (US $297,500 as of June 30, 1994), which is a normal requirement of the Minister of Energy. Should AWENZ and its partner not perform their commitments as required by the license, the government of New Zealand could elect to call the bonds, which would require the payment by AWENZ of 59.5% of such amount. To the best of management's knowledge, all such commitments currently required by the licenses have been performed.

          Rate Matters

          On March 30, 1994, the PSCWV issued a final order which put Mountaineer on notice that in its next rate case, any savings generated by Mountaineer's participation in a consolidated tax return would be passed through to Mountaineer's ratepayers unless persuasive legal or accounting arguments are presented to the PSCWV to convince them to act otherwise. Management is unable to determine what impact the consolidated tax savings issue will have on Mountaineer's future results of operations.

          (20)   ACCOUNTING PRONOUNCEMENTS NOT EFFECTIVE

          In November 1992, the FASB issued SFAS No. 112 "Employers Accounting for Postemployment Benefits." This statement requires employers to recognize any obligation which exists to provide benefits to former or inactive employees after employment, but before retirement. Such benefits include, but are not limited to, salary continuations, supplemental unemployment, severance disability (including workers' compensation), job training, counseling and continuation of benefits such as health care and life insurance. Currently, the Company provides only for workers' compensation benefits which would qualify as postemployment benefits under this standard.

          The Company will adopt this statement in fiscal 1995. The adoption of SFAS No. 112 is not expected to have a material impact on the Company's results of operations.


          Item 9.   Disagreements on Accounting and Financial Disclosure

          None

                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant

          Information concerning the directors of the Company is hereby incorporated by reference to the Company's definitive proxy statement filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year. Information concerning the executive officers of the Company is contained in Item 1 of this report.

          Item 11.  Executive Compensation

          This information is hereby incorporated by reference to the Company's definitive proxy statement filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management

          This information is hereby incorporated by reference to the Company's definitive proxy statement filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

          Item 13.  Certain Relationships and Related Transactions

          This information is hereby incorporated by reference to the Company's definitive proxy statement filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.



                                       PART IV

          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K

          (a)  (1)  Financial Statements:

                    See Index to Consolidated Financial Statements on page
                    25.

          (2) The following financial statement schedules for the years ended June 30, 1994, 1993 and 1992 are submitted herewith:

                    Schedule    V - Property, Plant and Equipment

                    Schedule   VI - Accumulated Depletion, Depreciation and
                                    Amortization of Property, Plant and
                                    Equipment

                    Schedule VIII - Valuation and Qualifying Accounts

                    Schedule    X - Supplementary Income Statement
                                    Information

                    All other schedules are omitted because they are not required, inapplicable, or the information is included in the consolidated financial statements or notes thereto.

          (3)  Exhibits:

                    See Exhibit Index for list of exhibits filed with this report.

          (b)  Reports on Form 8-K:

                    None

                                    ALLEGHENY & WESTERN ENERGY CORPORATION
                                               AND SUBSIDIARIES

                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              Column A         Column B      Column C    Column D     Column E           Column F
                                                                       Other
                              Balance at                              Changes           Balance at
                              Beginning     Additions               Add (Deduct)          End of
             Description      of Period      at Cost    Retirements   Describe            Period


          Year ended June
            30, 1994:
            Utility plant   $ 137,737,323  $12,831,730  $2,819,353  $ 1,496,169  <F1> $ 149,245,869
            Oil and gas
              properties       43,538,030        6,000   4,333,017      (98,585) <F2>    39,112,428
            Gas gathering
              systems          13,116,959          ---     456,094          ---          12,660,865
            Transmission
              plant             4,736,819       66,144         ---      167,252  <F2>     4,970,215
            Other               7,295,024      366,409     128,552          ---           7,532,881
                            -------------  -----------  ----------  -----------       -------------
                            $ 206,424,155  $13,270,283  $7,737,016  $ 1,564,836       $ 213,522,258
                            =============  ===========  ==========  ===========       =============
          Year ended June
            30, 1993:
            Utility plant   $ 122,879,794  $14,970,212  $1,609,334  $ 1,496,651  <F3> $ 137,737,323
            Oil and gas
              properties       38,598,014    3,991,137     451,588    1,400,467  <F4>    43,538,030
            Gas gathering
              systems          13,116,959          ---         ---          ---          13,116,959
            Transmission
              plant                   ---    3,236,819         ---    1,500,000  <F5>     4,736,819
            Other               7,665,465      136,099     506,540          ---           7,295,024
                            -------------  -----------  ----------  -----------       -------------
                            $ 182,260,232  $22,334,267  $2,567,462  $ 4,397,118       $ 206,424,155
                            =============  ===========  ==========  ===========       =============
          Year ended June
            30, 1992:
            Utility plant   $ 113,939,621  $ 8,769,714  $1,325,710  $ 1,496,169  <F1> $ 122,879,794
            Oil and gas
              properties       43,263,578      496,710      37,545   (5,124,729) <F6>    38,598,014
            Gas gathering
              systems          13,116,959          ---         ---          ---          13,116,959
            Other               8,047,302      267,500     596,337      (53,000) <F7>     7,665,465
                            -------------  -----------  ----------  -----------       -------------
                            $ 178,367,460  $ 9,533,924  $1,959,592  $(3,681,560)      $ 182,260,232
                            =============  ===========  ==========  ===========       =============

          <F1>  Negative goodwill amortization.
          <F2>  Includes reclassification relating to purchase price allocation and other miscellaneous items.
          <F3>  Includes $1,496,169 of negative goodwill amortization and $482 of miscellaneous adjustments.
          <F4>  Includes $1,500,000 of purchase price allocation related to gas contract reserves




          and       $(99,533) of miscellaneous adjustments.
          <F5>  Purchase price allocation related to gas contract reserves.
          <F6>  Includes ($5,061,505) related to the sale of TEX-HEX properties and $(63,224) of miscellaneous adjustments.
          <F7>  Write-down of certain office equipment to net realizable value.




                                    ALLEGHENY & WESTERN ENERGY CORPORATION
                                               AND SUBSIDIARIES

                            SCHEDULE VI - ACCUMULATED DEPLETION, DEPRECIATION, AND
                                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

              Column A         Column B      Column C    Column D     Column E           Column F
                                            Additions                  Other
                              Balance at    Charged to                Changes           Balance at
                              Beginning      Cost and               Add (Deduct)          End of
             Description      of Period      Expenses   Retirements   Describe            Period


          Year ended June
            30, 1994:
            Utility plant   $  37,429,316  $ 7,335,388  $2,819,352  $  (222,954) <F1> $  41,722,398
            Oil and gas
              properties       18,587,927    2,078,770   3,894,371          ---          16,772,326
            Gas gathering
              systems           4,069,690      675,251     178,308          ---           4,566,633
            Transmission
              plant                39,782      164,414         ---          ---             204,196
            Other               1,978,697      648,375     127,583          ---           2,499,489
                            -------------  -----------  ----------  -----------       -------------
                            $  62,105,412  $10,902,198  $7,019,614  $  (222,954)      $  65,765,042
                            =============  ===========  ==========  ===========       =============
          Year ended June
            30, 1993:
            Utility plant   $  32,370,857  $ 6,823,322  $1,609,333  $  (155,530) <F2> $  37,429,316
            Oil and gas
              properties       16,863,717    2,148,797     424,587          ---          18,587,927
            Gas gathering
              systems           3,266,761      802,929         ---          ---           4,069,690
            Transmission
              plant                   ---       39,782         ---          ---              39,782
            Other               1,904,380      488,098     413,781          ---           1,978,697
                            -------------  -----------  ----------  -----------       -------------
                            $  54,405,715  $10,302,928  $2,447,701  $  (155,530)      $  62,105,412
                            =============  ===========  ==========  ===========       =============
          Year ended June
            30, 1992:
            Utility plant   $  27,473,149  $ 6,358,365  $1,325,710  $  (134,947) <F3> $  32,370,857
            Oil and gas
              properties       18,389,849    2,978,035         ---   (4,504,167) <F4>    16,863,717
            Gas gathering




              systems           2,526,306      740,455         ---          ---           3,266,761
            Other               1,782,254      579,284     457,158          ---           1,904,380
                            -------------  -----------  ----------  -----------       -------------
                            $  50,171,558  $10,656,139  $1,782,868  $(4,639,114)      $  54,405,715
                            =============  ===========  ==========  ===========       =============

          <F1>  Consists of ($308,720) of cost of removal and $85,766 of net salvage value.
          <F2>  Consists of ($230,573) of cost of removal and $75,043 of net salvage.
          <F3>  Consists of ($239,970) of cost of removal and $105,023 of net salvage.
          <F4>  This amount represents the reduction in accumulated depletion, depreciation and amortization related to the sale of TEX-HEX properties.







                                    ALLEGHENY & WESTERN ENERGY CORPORATION
                                               AND SUBSIDIARIES

                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                                                  Additions
                                Balance at  Charged to                 Deductions       Balance at
                                 Beginning  Results of                    from            End of
               Description       of Period  Operations    Other         Reserves          Period


          Reflected as
            reductions to the
            related assets:
            Accumulated
              provision for
              uncollectible
              accounts
              (deduction from
              accounts
              receivable-trade)
              June 30, 1994     $1,307,204  $1,104,508  $351,737  <F1> $1,334,141  <F2> $1,429,308
              June 30, 1993      1,660,500     836,000   249,471  <F1>  1,438,767  <F2>  1,307,204
              June 30, 1992      1,488,423   1,183,773   262,119  <F1>  1,273,815  <F2>  1,660,500





          <F1>  Collection of accounts previously written off.
          <F2>  Uncollectible accounts written off.

          /TABLE

                        ALLEGHENY & WESTERN ENERGY CORPORATION
                                   AND SUBSIDIARIES

               SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                 Year Ended     Year Ended     Year Ended
                               June 30, 1994  June 30, 1993  June 30, 1992


          Maintenance and
            repairs            $   4,012,571  $   4,074,204  $   3,958,383
          Taxes, other than
            income taxes
            (primarily
            business and
            occupational
            taxes)             $  14,429,458  $  13,413,379  $  13,123,764










           All other required captions are less than one percent of sales.

                                      SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALLEGHENY & WESTERN ENERGY
                                                     CORPORATION
                                                     (Registrant)


                                                 /s/ John G. McMillian
                                                   John G. McMillian
                                               Chairman of the Board of
                                            Directors, President and Chief
                                                   Executive Officer

          Date:    September 27, 1994

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


               /s/ John G. McMillian             /s/ W. Merwyn Pittman
                 John G. McMillian                 W. Merwyn Pittman
          Director, Chairman of the Board        Vice President, Chief
            of Directors, President and          Financial Officer and
              Chief Executive Officer                  Treasurer


               /s/ Michael S. Berman               /s/ Henry Tauber
                 Michael S. Berman                   Henry Tauber
                     Director                          Director


               /s/ Sidney S. Lindley              /s/ Jack H. Vaughn
                 Sidney S. Lindley                  Jack H. Vaughn
                     Director                          Director


                /s/ Rush Moody, Jr.                /s/ Harold M. Wit
                  Rush Moody, Jr.                    Harold M. Wit
                     Director                          Director