Form 10-K/A
period 1994-06-30
ALLEGHENY & WESTERN ENERGY CORP
filed 1994-10-28
CIK 351547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K/A
                          AMENDMENT NO. 1

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended June 30, 1994
                                OR
[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                               None

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

Customers

The table below sets forth operating revenues and related gas volumes (in thousand cubic feet
(Mcf)) of Mountaineer for the periods indicated:

                                         Twelve Months Ended June 30,
                                         (dollars in thousands)

                                       1994             1993           1992
Gas Distribution Revenues
  Residential                       $115,339         $110,142        $110,172
  Commercial                          36,949           32,788          34,767
  Industrial                           1,199              459             606
  Other                                  435             (157)          1,145
  Transportation                      11,629           12,541           7,331

        Total                       $165,551         $155,773        $154,021


Gas Volumes (Mcf)
  Residential                         19,091           18,195          18,005
  Commercial                           6,256            5,489           5,799
  Industrial                             288               91             152
  Other                                   31              (26)            172

  Transportation                      35,819           34,979          29,059
Total Throughput Volume               61,485           58,728          53,187

Weighted Average Sales Rate (per Mcf)  $6.00         $   6.03         $  6.08
Average Transportation Rate (per Mcf)   $.32         $    .36         $   .25


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

Regulation and Rates

Mountaineer is subject to the jurisdiction of the PSCWV as to various phases of its operations, including base and purchased gas adjustment rates and accounting and service standards.
Mountaineer's management continually reviews the adequacy of Mountaineer's rates and files requests for rate increases when it is deemed necessary and appropriate. In addition, FERC regulations apply to various phases of Mountaineer's business, including the rates charged by interstate pipeline suppliers.

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

Competition

Natural gas competes with other forms of energy available to customers, primarily on the basis of rates. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for natural gas in areas served by Mountaineer.

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

MGS acquired the West Virginia assets of Hallwood in March 1993, and began operating such assets effective April 1, 1993. These operations included the assumption of several sales contracts with large volume customers. Natural gas supplies for these customers are purchased through agreements with producers and wholesalers on a month to month basis.


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

The table below summarizes Allegheny's drilling activity for the years indicated. There is no correlation between the number of productive wells completed during any period and the aggregate reserves attributable thereto. The drilled wells represent the total wells drilled by Allegheny in West Virginia during the past three fiscal years all of which were drilled in conjunction with a drilling program with a major insurance company.


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

AWENZ and its partner share the costs incurred under these licenses during the initial exploratory stage proportionally based on their ownership interests. As of June 30, 1994, the
Company had invested approximately US $943,000 in this arrangement. In order to obtain the petroleum prospecting licenses, AWENZ and its partner posted a performance bond of NZ
$500,000 (US $297,500 as of June 30, 1994), which is a normal requirement of the Minister of
Energy. Should AWENZ and its partner not perform their commitments as required by the licenses, the government of New Zealand could elect to call the bonds, which would require the payment by AWENZ of 59.5% of such amount. To the best of management's knowledge, all such commitments currently required by the licenses have been performed.

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

Employees

As of June 30, 1994, there were approximately 30 employees involved in producing activities for
Allegheny, none of whom were subject to a collective bargaining agreement. The Company considers relations with these employees to be satisfactory. MGS employs supervisory and clerical personnel; however, substantially all drilling and producing operations are currently performed by third parties on a contract basis.

Acreage

The following table sets forth the approximate gross and net acres of undeveloped and developed oil and gas properties (all of which are located in West Virginia) in which Allegheny and MGS had a direct or indirect working interest as of June 30, 1994:

                         Undeveloped               Developed

                       Gross     Net              Gross    Net


     Allegheny         4,100    4,100           50,200   15,300
     MGS              23,900   19,600           63,800   46,400
                      28,000   23,700          114,000   61,700

The term "gross" as it applies to acreage, refers to the aggregate acreage in which Allegheny and MGS own a direct or indirect working interest. The term
"net" refers to aggregate direct or
indirect working interest in gross acres.

As of June 30, 1994, a substantial portion of Allegheny's undeveloped gross and net acres cannot be developed until certain releases are obtained from certain governmental agencies.

Production

The following table shows for the period indicated, the average sales price, production (lifting) costs per unit of oil and gas and net quantities of oil and gas sold (with oil production converted to Mcf's on the basis of one barrel of oil equivalent to six
Mcf's of gas):


                                              Fiscal Year Ended June 30,
                                                1994          1993         1992

Average sales price of natural gas (per Mcf)    $2.43         $   2.29      $2.13
Average sales price of oil (per Bbl)           $13.96         $  18.77     $18.46
Average production cost (per Eq Mcf)             $.57           $  .42     $  .83

Volumes sold, net (Eq Mcf)                  3,053,801        1,547,559  1,863,387


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

Financing of Exploration and Developmental Drilling Activities

Allegheny's past exploration and drilling expenditures have been predominantly funded from internally generated capital, joint ventures, industry partners and limited partnerships. While the
Company's plans are subject to change, management does not currently anticipate that
Allegheny will undertake any new exploration or development drilling during fiscal 1995. The amount of Allegheny's future expenditures will depend on, among other factors, the market prices of oil and gas, Allegheny's available funds, its ability to raise funds in the capital markets, and its ability to attract industry partners.


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

Environmental Laws

The Company's activities are subject to existing Federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. In the opinion of management, the Company's operations comply with all applicable environmental laws and regulations.

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

Executive Officers and Significant Employees of Mountaineer Gas
Company

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

Deana L. Cooper - Ms. Cooper was appointed General Counsel of
Mountaineer in February 1993. She joined Mountaineer as a senior attorney in July 1990. Prior to joining Mountaineer, Ms. Cooper was in private practice.

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

The following table presents estimates of net proved reserves of oil and gas (all of which are developed) for the periods indicated:


Net Proved Developed Oil and Gas Reserves (1)

                                               Oil (Bbls)            Gas (Mcf)

                                             Allegheny         Allegheny        MGS



Balance, June 30, 1991 (2)                   136,000            19,432,000       ---

Revisions of previous estimates              (15,000)           (3,350,000)      ---
Extensions, discoveries and other addition     ---                 159,000       ---
Production                                   (62,000)           (1,489,000)       ---
Sales of reserves in place                   (17,000)              (11,000)      ---

Balance, June 30, 1992 (2)                    42,000            14,741,000        ---

Revisions of previous estimates                2,000              (360,000)       ---
   Production                                 (5,000)           (1,247,000)       (271,000)
Purchases of reserves in place                  ---                  ---        13,484,000

Balance June 30, 1993 (2)                     39,000            13,134,000      13,213,000

Revisions of previous estimates               (6,000)            2,101,000       1,824,000
  Production                                  (5,000)           (1,119,000)     (1,906,000)
Purchases of reserves in place                  ---                 60,000          ---

 Sales of reserves in place                     ---               (639,000)        ---

Balance, June 30, 1994                        28,000            13,537,000      13,131,000


(1)The estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from extensions of currently proved areas or amounts that may result from new discoveries in the future. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

(2)Independent petroleum engineers providing the estimates for these years are indicated in the Company's Annual Report on Form 10-K for such years.


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

                              PART II

Item 5.   Market for the Registrant's Common Stock and Related
Security Holder Matters

The Company's common stock is traded over-the-counter under the National Association of
Securities Dealers, Inc. Automated Quotation ("NASDAQ") symbol
ALGH, on the NASDAQ
National Market System. As of June 30, 1994, there were approximately 2,400 holders of record of the Company's common stock.

The reported high and low bid prices of the Company's common stock as reported by NASDAQ for each quarter for the periods indicated through June 30, 1994, are as follows:

                                          High         Low

               Fiscal 1993
       July 1 - September 30, 1992       $6-5/8       $5-1/8
       October 1 - December 31, 1992      7-1/8        6-1/4
       January 1 - March 31, 1993       8-21/32        6-1/2
       April 1 - June 30, 1993            9-3/4        7-3/4

               Fiscal 1994
       July 1 - September 30, 1993      $10-3/4       $7-5/8
       October 1 - December 31, 1993      8-5/8        6-3/8
       January 1 - March 31, 1994         8-7/8        6-5/8
       April 1 - June 30, 1994            9-1/8        7-1/4

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

DIVIDENDS

On October 6, 1988, the Company announced that it would discontinue the payment of cash dividends on its common stock for the foreseeable future. The dividend policy of the Company is reviewed each quarter and is subject to change by the Company; however, under the terms of the Company's Term Credit and Revolving Credit Agreement, signed on September 24, 1990, the Company may not declare dividends in excess of 25% of cumulative consolidated net income after June 30, 1990. (See Note 4 to the accompanying consolidated financial statements.)

Item 6.  Selected Financial Data (1)

                                        Allegheny & Western Energy Corporation and Subsidiaries
                                               Fiscal Year Ended June 30,




INCOME STATEMENT DATA                           1994           1993          1992          1991         1990

Total revenues                                  $204,475,534    $185,534,169 $182,255,636  $187,454,769 $188,360,509

Total costs and expenses                         195,168,095     180,550,254  178,384,872   192,634,343  187,553,186


Income (loss) before taxes on income
 and cumulative effect of change in
 accounting principle                              9,307,439      4,983,915    3,870,764   (5,179,574)      807,323

Provision (benefit) for income taxes               1,867,859      1,237,933      196,296   (2,651,138)   (2,176,781)


Income (loss) before cumulative effect
 of change in accounting principle                 7,439,580      3,745,982    3,674,468   (2,528,436)    2,984,104

Cumulative effect prior to July 1, 1993
 of change in method of accounting for
 income taxes                                     1,562,156        ---             ---          ---            ---

Net income (loss)                                $9,001,736      $3,745,982    $3,674,468  $(2,528,436)  $2,984,104

Per share:

Income (loss) before cumulative effect
 of change in accounting principle                    $.97           $  .47      $    .45  $     (.31)     $    .37


Cumulative effect prior to July 1, 1993
 of change in method of accounting
 for income taxes                                      .20            ---            ---       ---           ---

Net income (loss)                           $         1.17          $    .47     $    .45    $   (.31)     $     .37


Cash dividends per share                    $         ---          $   ---       $   ---      $    ---     $    ---


Weighted average number of common
 shares outstanding                             7,673,268          8,013,970      8,083,188     8,083,188    8,083,188

                    Allegheny & Western Energy Corporation and Subsidiaries


BALANCE SHEET DATA                     June 30,                June 30,         June 30,         June 30           June 30,
                                         1994                     1993             1992            1991              1990

Total assets                             $216,609,128             $195,680,299    $197,247,258     $180,383,633      $190,725,728

Long-term debt, less current
maturities                               $ 25,680,000             $ 32,430,000    $ 39,180,000    $  45,930,000      $ 49,104,636

Stockholders' equity                     $101,659,969             $ 96,042,741    $ 94,010,900    $  90,336,432      $ 92,864,868

(1)                       This information should be read in conjunction with the consolidated financial statements (Item 8) and management's discussion and analysis of financial condition and results of operations (Item 7)
                          appearing elsewhere herein.

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

Gas costs of G.A.S. increased approximately $1.4 million from fiscal 1993 to fiscal 1994. This increase resulted from increased volumes of gas sold due to colder weather conditions in
G.A.S.'s service area and higher market prices as a result of industry market conditions.

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

Income Taxes

The effective income tax rate was 20.1% for fiscal 1994 and 24.8% for fiscal 1993. The recorded income tax provision reflects the 40% net statutory rate for Federal and state purposes, offset primarily by Federal tax credits permitted for fuels produced from a non-conventional source and the benefit from book amortization of an acquisition adjustment. The decrease in the effective rate for fiscal 1994 reflects increased estimated utilization of Federal tax credits based on anticipated levels of Federal taxable income.

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

MGS began operating the assets purchased from Hallwood on April
1, 1993.  These assets
included the assumption of several sales contracts with large volume customers. These contracts generated sales revenues of approximately $1.9 million during the three months ended
June 30, 1993.

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

MGS incurred purchased gas costs of $2.1 million during its three months of operations in fiscal
1993.

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

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Borrowings and Lines-of-Credit

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

Working Capital

Working capital ratios are a measure of a company's ability to meet its short-term obligations.
The following table shows the Company's consolidated working capital as of the dates shown:

                         June 30,      June 30,       June 30,
                           1994          1993          1992

Working capital     $(10,979,850)    $(3,003,194)  $18,805,084
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

Capital Expenditures

Capital expenditures were approximately $13.3 million and $22.3 million for the fiscal years ended June 30, 1994 and 1993. Substantially all of the Company's fiscal 1994 capital expenditures were attributable to the Company's gas distribution operations. Such expenditures were financed primarily by internally generated funds and short-term borrowings.

Fiscal 1995 Expenditures

The extent of Allegheny's drilling activities in fiscal 1995, if any, will depend upon, among other factors, the market price of natural gas, Allegheny's available funds, Allegheny's ability to raise funds in the capital markets and Allegheny's ability to attract industry partners. While Allegheny's plans are subject to change in light of the foregoing, management does not currently anticipate that Allegheny will undertake any new exploration or development drilling during fiscal 1995.
Allegheny is continuing to seek attractive acquisition candidates in order to expand its operations; however, it is impossible to determine what expenditures may be required to fund these activities, if successful.

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

OTHER

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

  Consolidated Balance Sheets as of June 30, 1994 and 199327

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

             Report of Independent Public Accountants



To the Directors and Stockholders of
Allegheny & Western Energy Corporation:


We have audited the accompanying consolidated balance sheets of ALLEGHENY & WESTERN
ENERGY CORPORATION (a West Virginia corporation) and subsidiaries as of June 30, 1994 and 1993 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

                        Arthur Andersen LLP


Houston, Texas,
  August 24, 1994.

              ALLEGHENY & WESTERN ENERGY CORPORATION

                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS






                                June 30,         June 30,
ASSETS                            1994             1993


CURRENT ASSETS:
  Cash and equivalents         $5,610,788      $10,931,400
  Short-term investments        3,142,062         ---
  Accounts receivable (less
 allowance for doubtful accounts
 of $1,429,308 and $1,307,204,
 respectively)                 23,538,907        21,976,189
  Inventory                    16,468,135         5,097,310
  Prepayments                   1,287,853         5,789,961
  Deferred income taxes         3,020,686         2,726,462
  Other                            51,376            55,341
    Total current assets       53,119,807        46,576,663

PROPERTY, PLANT AND EQUIPMENT,
 at cost:
  Utility plant                149,245,869       137,737,323
  Oil and gas properties
(successful efforts method)     51,773,293        56,654,989
  Transmission plant             4,970,215         4,736,819
  Other                          7,532,881         7,295,024
                               213,522,258       206,424,155
  Less-accumulated depletion,
 depreciation and amortization  65,765,042        62,105,412
    Property, plant and
 equipment, net                147,757,216       144,318,743

OTHER ASSETS                    15,732,105         4,784,893

    Total assets              $216,609,128      $195,680,299



The accompanying notes are an integral part of these consolidated balance sheets.


              ALLEGHENY & WESTERN ENERGY CORPORATION
                       AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS





                                                     June 30,                June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1994                     1993

CURRENT LIABILITIES:
  Current maturities of long-term debt                $6,750,000                $6,750,000
  Short-term borrowings                               18,702,900                 7,638,700
  Accounts payable                                    19,126,454                20,716,857
  Overrecovered gas costs                              6,034,251                 6,497,686
  Accrued taxes                                        5,018,121                 2,101,709
  Accrued liabilities and other                        8,467,931                 5,753,377
    Total current liabilities                         64,099,657                49,458,329

NONCURRENT LIABILITIES:
  Long-term debt, net of current maturities           25,680,000                32,430,000
  Deferred income taxes                               19,419,268                13,841,450
  Other                                                5,750,234                 3,907,779
    Total liabilities                                114,949,159                99,637,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, without par value; authorized
    5,000,000 shares; no shares issued or outstanding        ---                  ---
  Common stock $.01 par value; authorized 20,000,000
    shares; 8,108,802 shares issued, 7,479,360 and
    7,867,338 shares outstanding, respectively            81,088                 81,088
  Additional paid-in capital                          36,787,791             36,787,791
  Retained earnings                                   70,073,501             61,071,765
                                                     106,942,380             97,940,644
  Less-treasury stock, at cost, 629,442 and 241,464
    shares, respectively                               5,282,411              1,897,903

    Total stockholders' equity                       101,659,969             96,042,741

    Total liabilities and stockholders' equity      $216,609,128        $   195,680,299


The accompanying notes are an integral part of these consolidated balance sheets.


              ALLEGHENY & WESTERN ENERGY CORPORATION

                         AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME


                                              Year Ended            Year Ended         Year Ended
                                                June 30,             June 30,            June 30,
                                                 1994                  1993                1992

REVENUES:
Gas distribution and marketing                 $196,510,996          $179,488,735         $174,813,007
Oil and gas sales                                 5,775,365             3,486,195            4,114,711
Field services                                    2,026,088             2,122,441            2,431,213
Investment and other income                         163,085               436,798              896,705
                                                204,475,534           185,534,169          182,255,636

COSTS AND EXPENSES:
Cost of gas distributed/marketed                128,878,520           119,622,794          117,032,132
Exploration, lease operating and production       3,753,732             2,819,447            3,962,525
Distribution, general and administrative         49,585,607            45,646,986           45,375,383
Depletion, depreciation and amortization          8,660,537             8,156,757            8,443,839
Interest                                          4,289,699             4,304,270            3,570,993
                                                195,168,095           180,550,254          178,384,872

    Income before  income taxes and
     cumulative effect of change in
     accounting principle                         9,307,439             4,983,915            3,870,764

Provision for income taxes (Note 6)               1,867,859             1,237,933              196,296

    Income before cumulative effect of
     change in accounting principle               7,439,580             3,745,982            3,674,468

Cumulative effect prior to July 1, 1993 of
 change in method of accounting for income
 taxes (Note 6)                                   1,562,156               ---                  ---

    Net income                                   $9,001,736            $3,745,982           $3,674,468

Per share:

Income before cumulative effect of
 change in accounting principle                    $    .97              $    .47              $   .45

Cumulative effect prior to July 1, 1993 of
 change in method of accounting for income
 taxes (Note 6)                                         .20                    ---                 ---

Net income                                 $           1.17              $      .47          $     .45

Weighted average number of common shares
outstanding                                        7,673,268            8,013,970            8,083,188



The accompanying notes are an integral part of these consolidated financial statements.


              ALLEGHENY & WESTERN ENERGY CORPORATION

                         AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                               Common Stock
                                                       Additional
                             Number                    Paid-in       Retained         Treasury
                             of Shares      Amount     Capital       Earnings          Stock

Balance, June 30, 1991       8,108,802      $81,088    $36,787,791   $53,651,315       $(183,762)

  Net income                     ---           ---         ---         3,674,468              ---

Balance, June 30, 1992       8,108,802      81,088      36,787,791    57,325,783        (183,762)

  Net income                    ---          ---           ---         3,745,982         ---
  Acquisition of treasury
    stock (215,850 shares)      ---          ---           ---            ---          (1,714,141)

Balance, June 30, 1993       8,108,802     81,088       36,787,791    61,071,765       (1,897,903)

  Net income                    ---         ---            ---         9,001,736      ---
  Acquisition of treasury
    stock (387,978 shares)      ---         ---            ---           ---           (3,384,508)

Balance, June 30, 1994       8,108,802      $81,088    $36,787,791     $70,073,501     $(5,282,411)


The accompanying notes are an integral part of these consolidated financial statements.



              ALLEGHENY & WESTERN ENERGY CORPORATION

                         AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended           Year Ended           Year Ended
                                             June 30,              June 30,             June 30,
                                              1994                 1993                   1992

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $ 9,001,736           $3,745,982           $ 3,674,468

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Cumulative effect prior to July 1, 1993 of
  adopting SFAS No. 109 (Note 6)               (1,562,156)               ---               ---
 Depletion, depreciation and amortization      10,902,198           10,302,928           10,656,139
 Provision for losses on accounts receivable    1,104,508              836,000            1,183,773
 Deferred income taxes                           (760,800)             478,620           (2,171,708)
 Other non-cash items, net                     (1,912,135)          (2,728,196)            (935,940)
 Changes in current assets and liabilities:
  (Increase) in accounts receivable            (2,667,226)          (3,440,960)          (2,182,417)
  Decrease (increase) in inventory            (11,370,825)             756,479           (1,918,627)
  (Decrease) increase in overrecovered gas costs (463,435)          (9,296,843)          11,510,942
  Increase (decrease) in accounts payable      (1,590,403)           1,768,930            1,926,094
  Increase in other assets and liabilities      9,446,125            2,762,573            4,584,260
    Total adjustments                           1,125,851            1,439,531           22,652,516
   Net cash provided by operating activities   10,127,587            5,185,5132           6,326,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                          (13,270,283)         (15,479,628)          (9,533,924)
Short-term investments at cost                 (3,107,608)             ---                   ---
Acquisition of assets                             ---               (6,854,639)              ---
Proceeds from sale of TEX-HEX assets              ---                   ---                 400,000
   Net cash used in investing activities      (16,377,891)         (22,334,267)          (9,133,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                     (6,750,000)         (21,750,000)          (1,500,000)
Issuance of long-term debt                        ---               15,000,000               ---
Net proceeds from short-term borrowings        11,064,200            7,638,700               ---
Purchases of treasury stock                    (3,384,508)          (1,714,141)              ---
   Net cash provided by (used in)
financing activities                              929,692             (825,441)          (1,500,000)

NET (DECREASE) INCREASE IN
CASH AND EQUIVALENTS                           (5,320,612)         (17,974,195)          15,693,060

CASH AND EQUIVALENTS AT
BEGINNING OF YEAR                              10,931,400           28,905,595           13,212,535

CASH AND EQUIVALENTS AT END OF YEAR       $     5,610,788          $10,931,400         $ 28,905,595

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest (net of amounts capitalized)    $     4,292,983          $4,279,647          $  3,551,532
 Income taxes                                    $700,000          $1,030,000            $2,920,000

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

In November 1989, the Company formed a wholly-owned Texas subsidiary, TEX-HEX
Corp. (TEX-HEX). TEX-HEX performed exploration and production activities in south
Texas, primarily utilizing horizontal drilling techniques. Effective April 1, 1992, TEX-
HEX sold all its producing properties. All of TEX-HEX's operations ceased effective
June 1992.

In November 1990, Allegheny entered into an agreement with a third party whereby
Allegheny acquired a 50% interest in petroleum prospecting licenses, which were granted in February 1991 and became effective in August 1991, covering approximately 2.6 million acres in the North Island, New Zealand including acreage both onshore and offshore. The Company formed a New Zealand subsidiary, A&W
Exploration New Zealand, Limited (AWENZ), which now holds the Company's interests in the petroleum prospecting licenses. During fiscal 1992, AWENZ acquired an additional 9.5% interest in the prospecting licenses. As of June 30, 1994, the
Company had invested approximately $943,000 in this arrangement, all of which has been charged to expense.

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

Short-Term Investments

Short-term investments consist of United States Treasury obligations and are stated at amortized cost which approximates market. It is the Company's intent to hold short-term investments until maturity.

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

Income Taxes

Effective July 1, 1993, the Company adopted the Financial
Accounting Standards
Board (FASB)  Statement of Financial Accounting Standards (SFAS)
No. 109,
"Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected not to restate the financial statements of prior years. SFAS No. 109 requires the
Company to utilize the liability method to recognize deferred taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and the differences are measured at enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are adjusted for future changes in tax rates. Prior to the adoption of SFAS No. 109, deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. The cumulative effect of adopting SFAS No. 109 on the Company and its nonregulated subsidiaries was to increase net income approximately $1,562,000 ($.20 per share) in the first quarter of fiscal 1994. The increase in net income was primarily the result of reduced currently enacted tax rates compared to those in effect at the time the deferred taxes were previously recognized.
The adoption of SFAS No. 109 by Mountaineer resulted in an increase in accumulated deferred income taxes which was offset by a corresponding increase in a regulatory asset account for which deferred taxes had not previously been recognized due to state ratemaking practices. (See Note 6.)

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

     Net Income Per Common Share

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


 (4) LONG-TERM DEBT

Long-term debt obligations of the Company at June 30, 1994 and 1993 were as follows:

                              Fiscal
                               Year
                             Maturity
                               Dates         1994           1993



Term Credit Agreement (a)  1995-1996     $4,375,000    $5,875,000
Revolving Credit Note (b)    1996           ---          ---
Pension fund notes (c)    1998-2007      15,000,000    15,000,000
Notes payable to insurance
       companies (d)      1995-2002      13,055,000    18,305,000
                                         32,430,000    39,180,000
         Less:  current maturities        6,750,000     6,750,000
                                        $25,680,000   $32,430,000

     (a) The Company has a debt agreement which includes a $10,000,000 Term Credit and a $5,000,000 Revolving Credit facility. Interest rates under the Term Credit facility are either a base rate which approximates the prime rate plus 1/8% per annum or a certificate of deposit rate plus 1-3/4% per annum. The Term Credit note is required to be repaid in consecutive quarterly installments of $375,000 and a twentieth and final payment of $2,875,000 at the time of maturity,
         September 30, 1995. The interest rate on the Term Credit Facility was 6.27%
         at June 30, 1994.


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

(b) Mountaineer has a $15,000,000 Revolving Credit Note
(Revolving Note) with a
    bank. The Revolving Note provides that borrowings would not be required to be repaid until December 31, 1996. Mountaineer had no outstanding balance on the revolving note as of June 30, 1994. The interest rate is the lower of an adjusted certificate of deposit rate or a base rate. The base rate is equal to the greater of the prime rate of interest or the Federal fund rate plus 1/2%.

The Revolving Note requires Mountaineer to maintain certain financial conditions, including a minimum tangible net worth, restrictions on funded debt and restrictions on the amount of dividends which can be declared. As of June
30, 1994, Mountaineer is in compliance with all required financial covenants.

(c) In July 1992, Mountaineer completed a private placement with a pension fund of $15,000,000 of unsecured senior notes due in 2007.
The terms of
      the agreement provide that principal is to be repaid annually beginning in
      1998. The proceeds were used for general corporate purposes and to repay the existing Revolving Credit Note. The interest rate on the pension fund notes is 8.71% and is due semi-annually. The financial covenants are similar to the terms of the notes payable to the insurance companies.

(d) The notes payable to insurance companies require (a) annual principal payments beginning June 30, 1993, through June 30, 2002, at which time the notes are due in full and (b) interest at 9.75% due semi-annually. These notes require Mountaineer to maintain a certain minimum tangible net worth and restrict the amount of dividends that Mountaineer can declare to the Company.

As of June 30, 1994, Mountaineer had approximately $11.7 million available for declaration of dividends under the terms of its debt agreements.

The combined scheduled annual maturities of long-term debt are as follows:

                                                               Notes
                                                Pension        Payable to
Fiscal                      Term Credit         Fund Notes      Insurance
Year                        Agreement (a)         (c)           Companies (d)       Total

 1995                      $  1,500,000         $    __          $   5,250,000       $ 6,750,000
 1996                         2,875,000              __              4,750,000         7,625,000
 1997                            __                  __              1,150,000         1,150,000
 1998                            __              1,500,000             500,000         2,000,000
 1999                            __              1,500,000             500,000         2,000,000
 Thereafter                                     12,000,000             905,000        12,905,000
                          $   4,375,000       $ 15,000,000       $  13,055,000      $ 32,430,000


 (5) SHORT-TERM BORROWINGS AND LINES-OF-CREDIT

Mountaineer had unsecured short-term bank lines-of-credit totaling $57.5 million, $30 million and $22.5 million in fiscal 1994, 1993 and 1992, respectively. During fiscal
1994, the maximum outstanding daily balance was $37,220,700 and the average daily balance was $17,156,300. The weighted average interest rate was 3.44% on the balance outstanding in fiscal 1994. During fiscal 1993, the maximum outstanding daily balance was $9,243,800 and the average daily balance was $1,407,000. The weighted average interest rate was 3.40% on the balance outstanding in fiscal 1993.
During fiscal 1992, the maximum outstanding daily balance was $44,000 and the average daily balance was $400. The weighted average interest rate was 5.3% on the balance outstanding in fiscal 1992. There was $18,702,900 and $7,638,700 outstanding on these lines-of-credit at June 30, 1994 and 1993, respectively. The interest rate on these borrowings at June 30, 1994 and 1993 was 4.8% and 3.3%, respectively. There were no outstanding borrowings on these lines-of-credit at June
30, 1992.

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


Significant components of the Company's deferred tax assets and liabilities as of
June 30, 1994 are as follows:


                                           Deferred         Deferred
                                         income taxes -   income taxes -
                                          noncurrent        current

Deferred tax assets:
Alternative minimum tax credit
   carryforwards                          $3,759,000        $     ---
       Overrecovered gas costs               ---             2,116,000
       Foreign subsidiary losses             70,000          ---
       Allowance for doubtful accounts          ---            508,000
       Other                                143,000          1,141,000
          Total assets                    3,972,000          3,765,000

      Deferred tax liabilities:
 Excess of tax over book depreciation
  and fixed asset basis differences     (22,858,000)            ---
       Deferred charges                    (533,000)         (173,000)
       Partnership income recognition       ---              (174,000)
       Other                                ---              (397,000)
           Total liabilities            (23,391,000)         (744,000)

          Total deferred income tax
           asset (liability)           $(19,419,000)   $    3,021,000

Components of taxes on income are as follows:

                                         Fiscal Year Ended June 30,
                                         1994            1993           1992
      Federal income taxes:
       Current                           $1,900,000      $840,000       $2,500,000
       Deferred                          (1,031,100)      125,100       (2,353,300)
       Investment tax credits, net          ---            ---             (40,800)
                                             868,900      965,100          105,900

      State and local income taxes:
       Current                               728,700      131,300          840,400
       Deferred                              270,300      141,500         (750,000)
                                             999,000      272,800           90,400
      Total income tax provision          $1,867,900  $ 1,237,900       $  196,300



A reconciliation of the Federal statutory rate to taxes on income is as follows:

                                                Fiscal Year Ended June 30,
                                               1994                1993          1992

Tax at Federal statutory rate                  $3,164,500          $1,694,500    $1,316,100
 State taxes, net of Federal benefits             417,400             141,200        58,000
      Nonconventional fuel tax credits
       and other credits, including
        amortization                             (986,600)           (403,700)   (1,168,700)
      Reversal of deferred income
       taxes due to rate differential             (29,700)            (30,100)      (66,800)
      Taxes related to regulatory
       treatment of timing differences            (53,700)            232,800       263,300
      Acquisition adjustment amortization        (508,700)           (508,700)     (508,700)
      Adjustments to prior year provision        (183,400)             64,800       291,100
      Other, net                                   48,100              47,100        12,000
       Total income tax provision              $1,867,900          $1,237,900      $196,300

      Effective tax rate                             20.1%               24.8%          5.1%

In August 1993, the Revenue Reconciliation Act of 1993 was enacted into law which, among other changes, increased the top marginal tax rate for corporations with taxable incomes in excess of $10 million to 35%. The Company does not currently anticipate that it will be subject to the increased marginal rate.

 (7) RETIREMENT PLANS

The Retirement Income Plan for the Company (the Plan) covers all qualified employees 21 years of age and over. Employees become fully vested upon completion of five years of credited service, as defined by the Plan. Retirement income is based on credited years of service and level of compensation. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974
(ERISA). The determination of contributions is made in consultation with an actuary and is based upon anticipated earnings of the Plan, mortality and turnover experience, the funded status of the Plan and anticipated future compensation levels.
The Company's funding policy is to be in compliance with ERISA guidelines and to make annual contributions to the Plan to assure that all employees' benefits will be fully provided for by the time they retire. Funds contributed to the Plan have been invested primarily in government securities and corporate bonds and equity securities of large, well-established corporations.


The following table sets forth the Plan's funded status and amounts recognized in the
Company's consolidated balance sheets at June 30, 1994 and 1993:

                                                              (Dollars in Thousands)

                                                                 1994           1993
Actuarial Present Value of Benefit Obligations:
Accumulated benefit obligation, including
vested benefits of $(22,560) and $(21,790)
at June 30, 1994 and 1993, respectively                          $(24,244)     $(23,430)

Projected benefit obligation for service
      rendered to date                                           $(27,297)     $(26,089)
      Plan assets at fair value                                    20,212        20,902

      Projected benefit obligation in excess of plan assets        (7,085)       (5,187)
      Unrecognized net loss from past experience                    4,658         2,428
      Unrecognized prior service cost                                 453           510
      Unrecognized net obligation at June 30, 1987,
        recognized over 15 years                                    1,759         1,978
      Adjustment required to recognize minimum liability           (3,817)       (2,257)

      Accrued pension cost                                        $(4,032)     $ (2,528)

Net pension cost for fiscal years ended June 30, 1994, 1993 and 1992 included the following components:
                                                            (Dollars in Thousands)

                                                                  1994              1993      1992
  Service cost                                                    $ 589             $ 529     $ 565
  Interest cost                                                   2,030              1,961     1,947
  Actual return on plan assets                                      122             (2,255)   (1,960)
  Net amortization and deferral                                  (1,513)               970       651

  Net periodic pension cost                                      $1,228             $1,205     $1,203


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

 (8) POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

Mountaineer provides certain medical and life insurance benefits for retired employees. Substantially all of Mountaineer's employees may become eligible for these benefits if they choose to retire early after reaching age 55 while working for
Mountaineer. The medical benefits are provided until age 65 at which time these employees become eligible for Medicare and medical benefits from Mountaineer are no longer provided. Life insurance benefits of approximately two times annual salary are provided while an employee is active and working at Mountaineer. On the date of an employee's retirement and on the date the employee reaches age 70, life insurance benefits decrease to approximately 80% and 40% of annual salary, respectively. These benefits are provided to retirees who meet the service requirements of ten continuous years of service prior to retirement at age 55 or five continuous years of service prior to retirement at age 65.

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


The following table sets forth the plan's funded status, as determined by an independent actuary, as of July 1, 1993 and June 30, 1994:


                                                  June 30,           July 1,
                                                    1994             1993

                                                       (Dollars in thousands)
Accumulated postretirement benefit obligation:
   Retirees                                         $2,656           $2,871
   Active participants                               3,849            3,305
   Total accumulated postretirement
         benefit obligation                          6,505            6,176
      Plan assets at fair value                       ---              ---
       Accumulated postretirement benefit obligation
         in excess of plan assets                    6,505            6,176
      Unrecognized actuarial gain                     202              ---
      Unrecognized transition obligation            (5,866)          (6,176)
        Accrued postretirement benefit liability$      841            $---

Net periodic postretirement benefit cost for the fiscal year ended June 30, 1994, as determined by an independent actuary, includes the following components (in thousands of dollars):

      Service cost-benefits attributed to service during
       the period                                                      $  307
      Interest cost on the accumulated postretirement
       benefit obligation                                                 500
      Amortization of the transition obligation                           310
       Net periodic postretirement benefit cost                       $ 1,117

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

 (9) LEASING ARRANGEMENTS

The Company, primarily through its subsidiary, Mountaineer, leases buildings, office space, and equipment under various short-term and long-term agreements. Total expense for leases for the fiscal years ended June 30, 1994, 1993 and 1992 was
$852,000, $935,000 and $1,048,000, respectively.  At June 30,
1994, the net
minimum annual rental commitments for all noncancellable leases were as follows:

         Fiscal Year Ending
                June 30,                 Amount

                1995                    $723,000
                1996                    415,000
                1997                    369,000
                1998                    368,000
                1999                    360,000
             Thereafter                 647,000
                                     $2,882,000
(10) STOCK OPTION PLAN

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

Information relative to the stock option plan for the fiscal years ended June 30, 1994,
1993, and 1992 is as follows:

                                              Average
                                   Number    Exercise
                                     of        Price
                                   Shares    Per Share

 Outstanding at June 30, 1991      1,150,300   $ 8.17
         Granted                     ---
         Expired                     (47,100)    8.30

 Outstanding at June 30, 1992       1,103,200    8.16
         Granted                     ---
         Expired                      (15,000)   8.25

 Outstanding at June 30, 1993        1,088,200   8.16
         Granted                        15,000   7.50
         Expired                       (18,300)  8.25

 Outstanding at June 30, 1994        1,084,900 $ 8.16

       Exercisable                   1,084,900

       Options available for grant     415,100

  The options outstanding as of June 30, 1994 expire at various dates through 2000.


(11) COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
EXPLORATION,
     AND DEVELOPMENT ACTIVITIES (UNAUDITED)

Costs incurred by the Company in oil and gas property acquisition, exploration, and development activities are presented below:

                                   Fiscal Year Ended June 30,
                                   1994               1993           1992

Property acquisition costs         $ 6,000             $5,491,000    $120,000
Exploration costs                  173,000                337,000     326,000
Development costs                      ---                 ---        200,000

                             $    179,000            $  5,828,000   $ 646,000


Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. During fiscal 1993, these costs included the natural gas producing properties acquired from Hallwood (see Note 3). Exploration costs include the costs of geological and geophysical activity, carrying and retaining undeveloped property, dry holes, leasehold impairment allowances, and drilling and equipping exploratory wells. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells, and to provide facilities to extract, treat, gather, and store oil and gas.

(12) OIL AND GAS CAPITALIZED COSTS (UNAUDITED)

Aggregate capitalized costs for the Company related to oil and gas property acquisition, exploration and development activities, with applicable accumulated depletion, depreciation, and amortization are presented below:
                                     Fiscal Year Ended June 30,

                                     1994           1993
Proved developed properties,
 being amortized                     $51,773,293   $56,654,989
Less-accumulated depletion,
 depreciation, and amortization -
 proved properties                    21,338,959    22,657,617

Net proved properties                 30,434,334    33,997,372

   Total net capitalized costs       $30,434,334   $33,997,372

Unproved properties include costs to acquire acreage which has not been allocated to producing properties. Proved developed properties include the capitalized costs of producing properties, well support equipment and the Company's gas gathering systems, which primarily transport natural gas production from Company operated wells.


(13) RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
     (UNAUDITED)

The results of operations for oil and gas producing activities are presented below:

                                                      Fiscal Year Ended June 30,
                                                   1994              1993           1992
Revenue from oil and gas producing activities:
  Sales to unaffiliated parties                    $50,000           $78,000        $1,199,000
  Sales to affiliates                            5,725,000         3,408,000         2,916,000
                                                 5,775,000         3,486,000         4,115,000

Expenses:
  Production costs                               1,753,000           662,000         1,541,000
  Exploration expenses                             173,000           337,000           326,000
  Depletion, depreciation, and amortization      2,160,000         2,253,000         3,230,000
                                                 4,086,000         3,252,000         5,097,000

  Income (loss) from oil and gas producing
   activities before income tax benefit          1,689,000           234,000          (982,000)
  Income tax benefit                               312,000           310,000         1,520,000

  Net income from oil and gas
   producing activities                         $2,001,000          $544,000           $538,000


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

(14) NET PROVED OIL AND GAS RESERVES (UNAUDITED)

Estimates of net proved oil and gas reserves (all of which are developed) of the
Company, all of which are within the United States, are as follows:

                                       Oil (Bbls)  Gas (Mcf)

  Balance, June 30, 1991              136,000      19,432,000

  Revisions of previous estimates     (15,000)     (3,350,000)
  Extensions, discoveries and
 other additions                         ---         159,000
  Production                          (62,000)    (1,489,000)
  Sales of reserves in place          (17,000)       (11,000)

  Balance, June 30, 1992               42,000     14,741,000

  Revisions of previous estimates       2,000       (360,000)
  Production                           (5,000)    (1,518,000)
  Purchases of reserves in place        ---       13,484,000

  Balance, June 30, 1993               39,000     26,347,000

  Revisions of previous estimates      (6,000)     3,925,000
  Production                           (5,000)    (3,025,000)
  Purchases of reserves in place          ---         60,000
  Sales of reserves in place              ---       (639,000)

  Balance, June 30, 1994               28,000     26,668,000

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

In fiscal 1992, the Company changed the method by which it computes its net proved reserves of oil and gas attributable to the Company's interest in producing properties in which other third parties participate. Beginning in fiscal 1992, the
Company determines the economic life of such reserves based, in part, upon operating costs that include general and administrative expenses charged to such properties. Prior to fiscal 1992, the Company excluded such expenses when determining economic life. The impact of this change reduced the economic life, which, in turn, reduced the estimated reserves. This change resulted in a reduction of approximately 2,400,000 Mcf in natural gas reserves and 16,000 Bbl in oil reserves, which is reflected in the above table within the fiscal 1992 revision of previous estimates.

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

                             Fiscal Year Ended June 30,

                               1994         1993           1992
                               (Dollars in Thousands)

Future cash inflows           $67,870       $64,746      $32,535
Future production costs       (29,399)      (27,785)      (9,201)
Future income tax expense      (7,694)       (7,392)      (4,667)

  Future net cash flows        30,777        29,569       18,667

10% annual discount for
 estimated timing of
 cash flows                    14,861        14,019        8,751

Standardized measure of
 discounted future net
cash flows                    $15,916       $15,550       $9,916

The following table summarizes the principal sources of changes in the standardized measure of discounted future net cash flows:

                             Fiscal Year Ended June 30,

                               1994       1993          1992
                               (Dollars in Thousands)

Sales and transfers of
 oil and gas
produced, net of
 production costs             $(4,022)  $(2,824)     $(2,578)
      Net changes in
 prices and production costs      324     (977)        (982)
      Extensions and discoveries,
       less related costs         ---      ---          122
      Purchases of
reserves in place                  45     9,981        ---
Changes in quantity estimates   2,932      (257)      (2,637)
      Accretion of discount     1,944     1,240        1,631
      Net change in income taxes (474)   (1,700)         784
      Other                      (383)      171          524

                                $ 366    $5,634      $(3,136)

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



(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments as of June 30 are as follows:

                                        1994                 1993
                                 Carrying    Fair         Carrying     Fair
                                 Amount      Value        Amount       Value
                                          (Dollars in Thousands)
Assets:
      Cash & equivalents          $5,611     $5,611      $10,931       $10,931
      Short-term investments       3,142      3,141        ---          ---
      Accounts receivable         23,539     23,539       21,976        21,976

     Liabilities:
      Short-term borrowings       18,703     18,703        7,639        7,639
      Long-term debt (including
       current maturities)        32,430     33,483       39,180       43,477

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value:

   Cash and equivalents, accounts receivable and short-term borrowings: The carrying amountsapproximate fair value due to the nature and short-term maturity of these instruments.

   Short-term investments: Fair value is based on quoted market prices.

   Long-term debt: Fair value is estimated using discounted cash flow analyses based on currentincremental borrowing rates for similar types of borrowing arrangements.


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


(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly consolidated financial results are as follows:


Fiscal Quarter                             First            Second        Third         Fourth
                                           (Dollars in thousands except per share amounts)
1994


Revenues                                   $22,806          $69,609       $97,070       $14,991
Income (loss) before income taxes and
 cumulative effect of change in
 accounting principle                       (2,546)           4,119         8,517          (782)
Income (loss) before cumulative effect of
 change in accounting principle             (1,682)           2,862         6,085           175
Cumulative effect prior to July 1, 1993 of
 change in method of accounting for
 income taxes (Note 6)                       1,562             ---           ---            ---
Net income (loss)                             (120)          2,862         6,085            175
Per share:
 Income (loss) before cumulative effect of
  change in accounting principle             $(.22)           $.37         $ .79          $ .02
 Cumulative effect prior to July 1, 1993 of
  change in method of accounting for
  income taxes (Note 6)                        .20            ---          ---             ---
Net income (loss) per share                   (.02)           .37            .79            .02

1993

Revenues                                   $19,108         $57,481        $77,476       $31,469
Net income (loss) before taxes              (2,256)          3,489          5,697        (1,946)
Net income (loss)                           (1,579)          2,442          3,988        (1,105)
Net income (loss) per share                  $(.20)          $ .30          $ .50         $(.14)


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







Item 9.Disagreements on Accounting and Financial Disclosure

None

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

Name and Principal                                                          Director
Occupation or Employment                                       Age          Since


John G. McMillian                                              68           1987
Mr. McMillian was elected Chairman of the Board and has
served as Chairman, President and Chief Executive Officer of the Company since July 1987.  Mr. McMillian owned and
operated Burger Boat Company, Inc., a yacht construction and repair company, from 1986 to 1989 and served as Chairman
and Chief Executive Officer of Northwest Energy Corporation
from 1973 until 1983.  He was also a creator and principal U.S.
sponsor of the Trans-Alaska Natural Gas Transportation System,
a 4,800 mile pipeline that may someday deliver Alaska's vast gas reserves to the lower 48 states.  Prior to that, he was an independent oil man with operations in the United States and
Canada.  Mr. McMillian is also a director of Sun Bank Miami,
N.A. and Marker International.  He is the chairman of the
Company's Executive Committee.

Michael S. Berman                                                     55          1981
Mr. Berman has been President of The Duberstein Group, Inc., which provides government relations, planning and counseling services, since August 1989.  From 1981 to August 1989, Mr.
Berman, an attorney, was a partner in the law firm of Kirkpatrick
& Lockhart, Washington, D.C.

Sidney S. Lindley                                                     66          1990
From 1981 to 1986, Mr. Lindley served as the President and a director of Energy Ventures, Inc. a public company engaged in the exploration and production of oil and gas.  From 1986 to
1988, he managed private investing activities.  From 1988 to
1990, Mr. Lindley was associated with a private investment
banking firm, Strevig & Associates.  From December 1990 to
March 1992, Mr. Lindley served as President of TEX-HEX Corp., a wholly-owned subsidiary of the Company.  Prior to 1981, he was Chairman of the Board of Champion Chemicals, Inc.  He
currently serves as a director of A&W Exploration New Zealand,
Limited, a wholly-owned subsidiary of the Company and is
engaged as a consultant to the Company.  Mr. Lindley is a
member of the Compensation Committee.

Rush Moody, Jr.                                                     64             1987
Mr. Moody is Managing Partner of the law firm of Andrews &
Kurth, L. L. P., and is located in its Washington, D.C. office.  He has practiced law privately for more than fifteen years.  Mr.
Moody was formerly a Commissioner of the Federal Power
Commission, the predecessor of the Federal Energy Regulatory
Commission.  Mr. Moody serves as a member of the
Company's Executive, Audit and Compensation Committees.

Henry E. Tauber                                                     53             1993
Mr. Tauber is President and Chief Executive Officer of Marker
International and President of Marker USA and has served in
these capacities for more than the past five years.  Mr. Tauber is also the Vice President and a Council Member of the
International Ski Federation.  Mr. Tauber is a member of the
Company's Audit Committee.

Jack H. Vaughn                                                      74              1981
Mr. Vaughn is currently Chairman of the Board of ECOTRUST, a private conservation group with projects in Alaska, Washington,
Oregon and Western Canada.  From 1988 to 1992, he served
as the United States government's senior consultant in natural resources management for Central America.  Prior to that, Mr.
Vaughn had been founding Chairman of Conservation
International in Washington, D.C.  Mr. Vaughn also is a director of IMRE Corporation.  Mr. Vaughn is the Chairman of the
Company's Compensation Committee.

Harold M. Wit                                                       66              1981
Mr. Wit serves as a Managing Director and a member of the
Executive Committee of Allen & Company Incorporated, an
investment banking firm of which he has been an officer and
director for more than the past five years. Mr. Wit is also a director of Toys "R" Us, Inc.  He is the Chairman of the
Company's Audit Committee and a member of its Executive
Committee.



Information concerning the executive officers and significant employees of the Company is contained in Item 1 of this Report.

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's directors, executive officers and beneficial owners of more than
10% of the common stock are required to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and the NASDAQ National Market System. Copies of such reports are required to be furnished to the Company. Based solely upon its review of the copies of such reports furnished to it, the Company believes that during its fiscal year ended June 30, 1994, except for the late filing of one Form 4 covering one transaction by each of Messrs. Grant, Fletcher,
Pittman and Vaughn, respectively, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners of Common Stock were met.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION


The following table sets forth a summary of compensation paid or awarded by the Company in the last three fiscal years to the chief executive officer and those executive officers, in all capacities in which they served, whose total annual salary and bonus exceeded $100,000.

                         SUMMARY COMPENSATION TABLE
                           Annual Compensation                       Long-Term Compensation
                                                                       Awards        Payouts

                                                                        Restricted                 All Other
                                                         Other Annual   Stock  Options/  LTIP    Compen-
Name and Principal             Fiscal  Salary      Bonus  Compensation  Awards  SARs     Payouts  sation
  Position                      Year    ($)         ($)       ($)        ($)     ($)      ($)       ($)


John G. McMillian,            1994     287,053       0         134,520(1)  0       0        0          0
Chairman, President and       1993     287,053       0         184,076(1)  0       0        0          0
Chief Executive               1992     277,650       0         N/A         0       0        0        N/A
Officer

Richard L. Grant, Secretary   1994     240,898     150,000    7,361(3)     0       0        0          0
of the Company and            1993     221,109      35,000    8,823(3)     0       0        0          0
President of Mountaineer Gas  1992     197,419      15,000      N/A        0       0        0        N/A
Company(2)

Michael S. Fletcher,          1994     188,202      100,000   14,854(3)    0       0        0          0
Senior Vice President,        1993     172,741       35,000    4,798(3)    0       0        0          0
Chief Financial Officer and   1992     154,233       10,000         N/A    0       0        0          0
Secretary of Mountaineer
Gas Company(2)

W. Merwyn Pittman, Vice       1994     141,932      100,000     10,783(3)  0  15,000        0          0
President, Chief Financial
Officer and Treasurer




(1)  Other Annual Compensation consists of tax reimbursements and perquisites and other benefits.  Perquisites and other benefits include personal financial consulting services
     ($55,780 and $101,730 in fiscal 1994 and 1993, respectively).

(2)  Mountaineer Gas Company is a wholly-owned subsidiary of the Company.

(3)  Other Annual Compensation consists of tax reimbursements.


The following table sets forth certain information concerning options/SARs granted during fiscal 1994 to the named executives:

             OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                   Number of
                   Securities       Percent of Total
                   Underlying       Options/SARs
                    Options/         Granted to        Exercise or                    Grant Date
                     SARs            Employees in       Base Price       Expiration     Present
Name                Granted (1)     Fiscal 1994        Per Share        Date           Value (2)


W. Merwyn Pittman   15,000             100%             $7.50            6/21/99        $29,170


(1)  During fiscal 1994, the Board of Directors in effect extended the expiration date of certain options granted to Messrs. McMillian, Grant and Fletcher from February 15,
     1994 to February 13, 1999.

(2)  Option values reflect Black-Scholes model output for options.  The assumptions used in the model were expected volatility of 5%, risk-free rate of return of 7.28%, dividend yield of 0%, and time to exercise of five years.  The model does not take into account a significant feature of the options granted to employees under the Company's 1987
     Stock Option Plan, i.e., the non-transferability of options awarded under the
     Company's 1987 Stock Option Plan.


The following table summarizes options and SARs exercised during fiscal year 1994 and presents the value of unexercised options and SARs held by the named executive officers as of the end of the fiscal year:

     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR (1)
              AND FISCAL YEAR-END OPTION/SAR VALUES


                  Number of                   Value of
             Securities Underlying           Unexercised
                  Unexercised                In-the-Money
              Options/SARs(2) at         Options/SAR(2) at
                June 30, 1994              June 30,1994(3)

Name        Exercisable Unexercisable   Exercisable Unexercisalbe

John G.
  McMillian  1,000,000     ---           $90,000         ---

Richard L.
  Grant         27,000     ---            2,178         ---

Michael S.
  Fletcher      16,000     ---            1,224         ---

W. Merwyn
  Pittman       15,000     ---           11,250         ---


(1) Since no options were exercised by the above-named executive officers in fiscal 1994, no shares were acquired or value realized upon the exercise of options by such officers in the last fiscal year.

(2)  The Company has not issued any SARs as of June 30, 1994.

(3) Market value of underlying securities at fiscal year-end market price of $8.25 per share minus the exercise price.


Stock Option Plan

The Company's 1987 Stock Option Plan (the "1987 Plan"), as amended, provides that a combined total of 1,500,000 incentive and non-qualified options to purchase shares of the
Company's common stock may be granted to certain key employees by the Board of
Directors. Incentive options must be granted with an exercise price equal to the fair market value of a share of common stock on the date of grant. Non-qualified options may be granted at prices determined by the Board of Directors. Options granted expire five to ten years from date of grant and may include vesting provisions; however, in the event of a change in control of the Company (as defined in the 1987 Plan), options granted vest immediately. Replacement options may be granted in substitution for outstanding options, which may be at a lower price (but, in the case of incentive stock options, at a purchase price not less than the fair market value of the shares subject to the replacement option at the time of substitution and the replaced outstanding options may be canceled). The 1987
Plan also provides that employees may be granted stock appreciation rights ("SAR's") at the discretion of the Board of Directors. Upon the exercise of an SAR, payment will be made to the grantee in an amount equal to the excess of the fair market value of a share of Common Stock on the date of exercise over the fair market value of a share of Common
Stock on the date the SAR was granted. Payment may be made in shares of Common
Stock, in cash or partly in cash and partly in shares of Common Stock, as the Board of
Directors shall determine. When an SAR is exercised, the related stock option is surrendered; when a stock option is exercised, the related SAR, if any, is surrendered. No
SARs have been granted under the 1987 Plan.

Retirement Income Plan

The Company offers virtually all employees a Retirement Income Plan. The Retirement
Income Plan provides retirement income for employees and, if elected, for survivors. Such retirement income is related to final average annual compensation during the highest consecutive 60 months in the last 120 months of employment, years of credited service and age at date of retirement.


The following table reflects the estimated annual pension benefits payable (assuming the
Retirement Income Plan will continue in its present form) upon retirement at age 65 to covered employees under the Retirement Income Plan based upon various levels of compensation and years of service.

                       PENSION PLAN TABLE


                                          PENSION PLAN TABLE

                                                                             Years of Credited Service
                                         -----------------------------------------------------------------------------------------
Remuneration                                15                      20                  25               30                35
$300,000                                    $31,500                 $42,000             $52,500          $62,900           $66,700
 250,000                                     31,500                  42,000              52,500           62,900            66,700
 200,000                                     31,500                  42,000              52,500           62,900            66,700
 175,000                                     31,500                  42,000              52,500           62,900            66,700
 150,000                                     31,500                  42,000              52,500           62,900            66,700
 125,000                                     25,700                  34,200              42,800           51,300            54,400
 100,000                                     19,800                  26,500              33,100           39,700            42,200


The remuneration amounts listed above are within 10% of the cover ed compensation of the executive officers named in the Summary Compensation Table.
Benefits reflected above are
computed based upon a straight-life annuity and are subject to Social Security deductions.


As of June 30, 1994, years of credited service under the Plan for each named executive officer were as follows: Mr. McMillian, seven; Mr. Grant, eight;
Mr. Fletcher, seven; Mr.
Pittman, one.

Key Executives' Supplemental Retirement Benefit Plan

The Company's Board of Directors has established a Key
Executives' Supplemental
Retirement Benefit Plan (the "SERP") to assist the Company and its subsidiaries in attracting and retaining key executive employees. The SERP provides for the payment of compensation for varying periods of time upon an executive employee reaching a specified retirement age or becoming permanently disabled while employed by the Company or its subsidiaries. The Company funds the SERP through the purchase of individual life insurance contracts of which the Company is the sole beneficiary, and the specific level of compensation will be dependent upon the performance of the life insurance contracts. In addition, the Company will provide benefits to the employee's beneficiary should the employee die while employed by the Company or its subsidiaries. Benefits to be paid upon retirement will not vest unless the employee continues to be employed by the Company or its subsidiaries through the specified retirement age. Should a change in control (as defined in the SERP) of the Company occur, the employee will become entitled to a portion of his retirement benefit for each year of participation in the SERP except for Messrs. Grant,
Fletcher and Pittman who would be entitled to their full retirement benefits (see Employment
Contracts discussion below). This portion is based upon the number of years of participation in the SERP in proportion to the total number of years until retirement for such employee from the time he or she became a participant in the SERP. The Board of
Directors, in its sole discretion, may terminate the SERP at any time, in whole or in part.

DIRECTOR COMPENSATION

Each director receives a monthly retainer of $1,000, a $1,000 fee for each meeting of the
Board attended and reimbursement for expenses incurred for serving as a director. Each committee chairman receives a monthly retainer of $100 and each committee member receives $500 for each committee meeting attended.

Mr. Lindley served as a consultant to the Company during fiscal year 1994 and is performing consulting services in fiscal year 1995. Mr. Lindley's services include, but are not limited to, review and consultation with management regarding potential acquisition candidates and assistance with the Company's investment in New Zealand. The agreement between the
Company and Mr. Lindley is such that Mr. Lindley will provide consulting services for a period of three years until February 1995 in return for compensation of $7,500 per month.
This agreement may be terminated by either party upon 60 days notice.

EMPLOYMENT CONTRACTS

The Company has entered into two-year employment agreements, dated September 14,
1993, with Messrs. Grant, Fletcher and Pittman pursuant to which they will be paid annual base salaries of $224,800, $175,616 and $135,000, respectively. In addition, each will receive annual increases which are based primarily upon the percentage increases given by the Company to other employees whose performance is judged to be above average. The agreements also provide for automatic renewal periods of one year unless declined by the
Company. Among other provisions, the agreements for Messrs. Grant and Fletcher provide that in the event of a change in control of the Company or Mountaineer Gas Company, they will be entitled to receive a lump-sum amount equal to 2.95 times the yearly average of their respective salaries, together with any bonuses and additional compensation paid to them during the three preceding calendar years, and their participation in the SERP would become fully vested. The agreement with Mr. Pittman, the Company's Vice President, Chief Financial
Officer and Treasurer, provides that in the event of a change in control of the Company he will be entitled to be paid a lump-sum amount equal to 2.95 times the yearly average of his salary together with any bonuses and additional compensation paid to him during the three preceding calendar years (or the annualized average of such compensation if employed less than three years), and his participation in the SERP will become fully vested. The agreements with Messrs. Grant and Fletcher supersede the agreements previously in effect with Mountaineer Gas Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As noted previously under Director Compensation above, Mr. Lindley served as a consultant to the Company during fiscal year 1994 and is performing consulting services in fiscal year
1995. Mr. Lindley's services include, but are not limited to, review and consultation with management of potential acquisition candidates and assistance with the Company's investment in New Zealand. The agreement between the Company and Mr. Lindley is such that Mr. Lindley will provide consulting services for a period of three years expiring in
February 1995 in return for compensation of $7,500 per month. This agreement may be terminated by either party upon 60 days notice.

As noted previously in the Certain Transactions section, the law firm of Andrews & Kurth,
L.L.P., of which Mr. Moody is managing partner, performed legal services for the Company during fiscal year 1994 and is performing legal services in fiscal year 1995. The fees received from the Company by Andrews & Kurth, L.L.P., during fiscal year 1994 did not exceed 5% of such firm's gross revenues.

Mr. McMillian serves on the Compensation Committee of Marker
International.  Mr. Tauber,
a director of the Company, is President and Chief Executive
Officer of Marker International.

COMPENSATION COMMITTEE REPORT

In 1992, the U.S. Securities and Exchange Commission amended the disclosure requirements covering compensation of executive officers. These requirements call for a format that includes a report by the Compensation Committee on the Company's policies for making executive compensation decisions (including the factors and criteria on which the chief executive officer's pay is based), a series of tables covering annual and long-term compensation, and a performance graph comparing the Company's five-year cumulative total stockholder return with the cumulative return of a broad equity market index and another selected index.

Overview

The Compensation Committee is responsible for establishing and reviewing the Company's executive compensation policies and for recommending to the Board of Directors on an annual basis the compensation to be paid to the executive officers of the Company. In addition, the Compensation Committee advises the Board of Directors on the administration of the Company's 1987 Plan (for key employees) and administers the SERP (for key executive employees). The Compensation Committee consists of Messrs. Vaughn
(Chairman), Lindley and Moody. None of the foregoing were employees of the Company or eligible to participate in any of the compensation programs under the Compensation
Committee's purview.

The Company's executive compensation, stock option and supplemental retirement programs are designed to attract and retain high-caliber executives and other key employees through compensation and benefits which are competitive within its industry and to motivate these individuals to enhance profitability and stockholder value by making them stockholders in the Company. Each year, the Compensation Committee reviews the Company's performance and the compensation, benefits and stock ownership of its executives and other key employees and compares them to industry peer companies. (The industry group index in the Performance Graph below includes but is not limited to the companies used for compensation analysis). The Compensation Committee has access to, but is not required to seek, advice and counsel from independent third parties in the performance of its review.

On the Compensation Committee's advice, the Company may, on a case-by-case basis, enter into employment agreements with individual executives.

Base Salaries

The base salaries of the Company's executive officers are intended to be generally competitive with the base salaries of officers holding comparable positions at industry peer companies. Base salaries are determined by evaluating the responsibilities of the position held and the experience and capability of the individual. In addition, consideration is given to both national and local factors in the marketplace for executive talent. The Compensation
Committee reviews and recommends adjustments to individual salaries annually, based on an overall evaluation of the performance of the Company and of each executive officer.

Annual Bonus

The Compensation Committee may recommend that the Board of Directors award annual cash bonuses to the Company's executive officers and key employees, based on both the
Company's performance and each individual's contribution thereto.
Individual contributions
are determined subjectively, on a case-by-case basis.  The
Compensation Committee may
also consider other factors, such as the bonus levels paid to officers holding comparable positions at industry peer companies and national and local factors in the executive marketplace.

During fiscal year 1994, discretionary bonuses were paid to Messrs. Grant, Fletcher and
Pittman. In connection therewith, the Compensation Committee took special notice of the
Company's recent financial performance and improved competitive position and the fact that the Company is engaged in several expansion projects which provide the potential for long-term earnings growth and increased shareholder value.

Stock Options

The Company believes that encouraging stock ownership by its management further aligns the interests of management and stockholders in increasing profitability and stockholder value. Under the Company's 1987 Plan, and upon the advice of the Compensation
Committee, the Board of Directors periodically may grant to the Company's key employees non-qualified or incentive stock options, with a purchase price no less than the price of the Company's stock on the date of grant. In addition, key employees may be granted SARs under the 1987 Plan. In recommending that stock options or SARs be granted, such
Committee typically considers factors similar to those considered for annual bonuses.
However, stock options and SARs may be granted throughout the year and are less dependent on variables such as the Company's cash position than are annual bonuses.
During fiscal 1994, the Board of Directors granted Mr. Pittman 15,000 options and also in effect extended the expiration date of certain options previously granted to Messrs. McMillian,
Grant and Fletcher from February 15, 1994 to February 13, 1999.

Supplemental Retirement Benefits

In December 1992, following a study of benefit plans at industry peer group companies, the
Compensation Committee recommended and the Board of Directors approved adoption of the Company's SERP. The SERP provides retirement benefits to certain executives who remain in the Company's employ until retirement age and is intended to be competitive with similar plans benefitting executive officers and key employees at such other companies. In determining the estimated amounts of supplemental retirement benefits awarded to participants under the SERP, the Compensation Committee and Board of Directors considered the amounts awarded to individuals holding comparable positions at industry peer companies, the Company's performance in recent years and each individual's contribution thereto. In the future, the Board of Directors may, at any time and in its sole discretion, terminate or amend the SERP and the benefits awarded thereunder, with respect to any participant who has not already died, become disabled or retired at the time of such termination or amendment.

Chief Executive Officer's Compensation

As indicated in the Summary Compensation Table, during the fiscal year just ended, Mr.
McMillian received a base salary of $287,053, and other annual compensation (including tax reimbursements and perquisites and other benefits) of $134,520. Since 1989, by informal arrangement between Mr. McMillian and the Company's Board of Directors, the chief executive officer's salary has been fixed (with certain minor adjustments). During this period, it has not been the Company's practice to award an annual performance bonus to its chief executive officer.

SUBMITTED BY THE COMPENSATION COMMITTEE:
Jack Vaughn, Chairman
Sidney S. Lindley
Rush Moody, Jr.


                        PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company's
Common Stock with the cumulative total return of the stocks included in the NASDAQ Stock
Market Index and a peer group index (including Arkla, Inc., Bow Valley Energy, Inc., The
Columbia Gas System, Inc., Consolidated Natural Gas Co., Equitable Resources Inc., Maxus
Energy Corporation, Pacific Enterprises, Presidio Oil Company, Wainoco Oil Corporation and
Washington Energy Co.) over the five-year period ending June 30, 1994. The peer group index was weighted according to the companies' market capitalization. The graph assumes that $100 was invested in the Company's Common Stock and in the stock of the companies in the NASDAQ Stock Market Index and the peer group index, respectively, at June 30, 1989 and that all dividends were reinvested in the quarter received.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management


                         Amount and Nature
Name of                   of Beneficial
Beneficial Owner          Ownership (1)        Percent of Class
(2)

The Guardian Life Insurance
  Company of America (3)
201 Park Avenue South
New York, New York  10003        806,900              10.8%

Allen & Company Incorporated (4)
711 Fifth Avenue
New York, New York  10022         728,024              9.7%

FMR Corp. (5)
82 Devonshire Street
Boston, Massachusetts  02109      598,900               8.0%

Ingalls & Snyder (6)
61 Broadway
New York, New York  10006         534,430                7.1%

John G. McMillian (7)
Allegheny & Western Energy Corporation
300 Capitol Street, Suite 1600
Charleston, West Virginia 25301   1,026,000             12.1%

Michael S. Berman                     3,000               (8)

Michael S. Fletcher (9)              17,800               (8)

Richard L. Grant (10)                27,600               (8)

Sidney S. Lindley                    10,000               (8)

Rush Moody, Jr.                         200               (8)

W. Merwyn Pittman (11)               16,000               (8)

Henry E. Tauber (12)                  2,000               (8)

Jack H. Vaughn (13)                   4,650               (8)

Harold M. Wit (14)                  102,111              1.4%

All officers and directors
  as a group (11 persons) (15)    1,219,361             14.3%


(1) Each director and officer disclaims beneficial ownership of securities of the Company owned by any company of which such person is a director or officer.

(2) Based on 7,479,360 shares outstanding as of September 1, 1994.

(3) According to Schedule 13G filed on February 13, 1991, with the Securities and
     Exchange Commission (the "Commission"), this includes
260,500 shares owned by
     the Guardian Life Insurance Company of America and 546,400 shares owned by its affiliates. According to the Schedule 13G, the Guardian Life Insurance Company of
     America and its affiliates have shared power to dispose of and to vote 546,400 shares.

(4)  According to Schedule 13D filed with the Commission on March
29, 1991, as
     amended on October 17, 1991, this does not include 20,000 shares then owned by
     American Diversified Enterprises, Inc., or 621,414 shares owned by members of the
     Allen family, of whom certain members are directors, officers and shareholders of
     Allen & Company Incorporated, its parent and American Diversified Enterprises, Inc.
     It also does not include 139,577 shares owned by other officers and directors of Allen
     & Company Incorporated.

(5) According to Schedule 13G filed with the Commission on February 14, 1994, FMR has sole power to dispose of 598,900 shares.

(6) According to Schedule 13G filed with the Commission on February 7, 1994, Ingalls
     & Snyder has sole power to dispose of 534,430 shares and sole power to vote 4,500 shares.

(7) Includes options to purchase 1,000,000 shares of common stock.

(8)  Less than one percent (1%).

(9)  Includes options to purchase 16,800 shares of common stock.

(10) Includes options to purchase 27,100 shares of common stock.

(11) Includes options to purchase 15,000 shares of common stock.

(12) Includes 2,000 shares owned as custodian for a minor child, as to which Mr. Tauber disclaims beneficial ownership.

(13) Includes 500 shares owned by Mr. Vaughn directly, 1,550 shares owned jointly with his wife, 700 shares owned by his wife directly and 1,900 shares owned by his children. Mr. Vaughn disclaims beneficial ownership of the shares held by his wife directly and his children.

(14) Includes 100,961 shares owned by Mr. Wit and 1,150 shares owned by his wife, as to which Mr. Wit disclaims beneficial ownership. Does not include 728,024 shares held by Allen & Company Incorporated, of which Mr. Wit is a managing director.

(15) Includes options to purchase 1,068,900 shares of common stock.

Item 13.  Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS

In accordance with the Company's employee relocation policies, the Company made noninterest-bearing bridge loans totalling $65,000 to Mr. Pittman to facilitate his relocation to Charleston, West Virginia, in connection with his acceptance of the positions of Vice
President, Chief Financial Officer and Treasurer of the Company. The loan was repaid in full on September 21, 1993. Additionally, the Company purchased Mr. Pittman's former residence at its appraised fair market value during fiscal 1994 in connection with his acceptance of employment with the Company.

The law firm of Andrews & Kurth, L.L.P., of which Mr. Moody is managing partner, performed legal services for the Company during fiscal year 1994 and is performing legal services in fiscal year 1995. The fees received from the Company by Andrews & Kurth, L.L.P., during fiscal year 1994 did not exceed 5% of such firm's gross revenues.

Allen & Company Incorporated provided financial advisory services and, in connection with the Company's stock repurchase program, brokerage services to the Company during fiscal year 1994 and is performing such services in fiscal year 1995. Mr. Wit is a Managing
Director and a member of the Executive Committee of Allen & Company Incorporated. The fees received from the Company by Allen & Company Incorporated during fiscal year 1994 did not exceed 5% of such firm's gross revenues.

CERTAIN BUSINESS RELATIONSHIPS

Mr. Lindley served as a consultant to the Company during fiscal year 1994 and is performing consulting services in fiscal year 1995. Mr. Lindley's services include, but are not limited to, review and consultation with management regarding potential acquisition candidates and assistance with the Company's investment in New Zealand. The agreement between the
Company and Mr. Lindley is such that Mr. Lindley will provide consulting services for a period of three years until February 1995 in return for compensation of $7,500 per month.
This agreement may be terminated by either party upon 60 days notice.

Mr. McMillian serves on the Compensation Committee of Marker
International.  Mr. Tauber,
a director of the Company, is President and Chief Executive
Officer of Marker International.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  (1)  Financial Statements:

See Index to Consolidated Financial Statements on page 25.

(2) The following financial statement schedules for the years ended June 30,
     1994, 1993 and 1992 are submitted herewith:

Schedule    V - Property, Plant and Equipment

Schedule   VI - Accumulated Depletion, Depreciation and
Amortization of Property,Plant and Equipment

Schedule VIII - Valuation and Qualifying Accounts

Schedule    X - Supplementary Income Statement Information

All other schedules are omitted because they are not required, inapplicable, or the information is included in the consolidated financial statements or notes thereto.

(3)  Exhibits:

See Exhibit Index for list of exhibits filed with this report.

(b)  Reports on Form 8-K:

       None


                     ALLEGHENY & WESTERN ENERGY CORPORATION
                                AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

Column A                  Column B         Column C         Column D        Column E       Column F
                         Balance at                                         Other Changes  Balance at
                          Beginning       Additions                         Add (Deduct)     End of
Description              of Period        at Cost           Retirements     Describe         Period

Year ended
 June 30, 1994:
  Utility plant          $137,737,323     $12,831,730       $2,819,353      $1,496,169 (a)    $ 149,245,869
  Oil and gas properties   43,538,030           6,000        4,333,017         (98,585)(b)       39,112,428
  Gas gathering systems    13,116,959             ---          456,094            ---            12,660,865
  Transmission plant        4,736,819          66,144            ---           167,252  (b)       4,970,215
  Other                     7,295,024         366,409          128,552            ---             7,532,881
                         $206,424,155$     13,270,283       $7,737,016      $1,564,836        $ 213,522,258

Year ended June 30, 1993:
  Utility plant           $122,879,794    $14,970,212       $1,609,334      $1,496,651 (c)    $ 137,737,323
  Oil and gas properties    38,598,014      3,991,137          451,588       1,400,467 (d)       43,538,030
  Gas gathering systems     13,116,959       ---                ---             ---              13,116,959
  Transmission plant           ---          3,236,819           ---          1,500,000 (e)        4,736,819
  Other                      7,665,465        136,099          506,540             ---            7,295,024
                          $182,260,232    $22,334,267       $2,567,462      $4,397,118        $ 206,424,155

Year ended June 30, 1992:
  Utility plant           $113,939,621     $8,769,714       $1,325,710      $1,496,169 (a)    $ 122,879,794
  Oil and gas properties    43,263,578        496,710           37,545      (5,124,729)(f )      38,598,014
  Gas gathering systems     13,116,959         ---               ---            ---              13,116,959
  Other                      8,047,302        267,500          596,337         (53,000) (g)       7,665,465
                          $178,367,460     $9,533,924       $1,959,592     $(3,681,560)       $ 182,260,232



(a)     Negative goodwill amortization.
(b) Includes reclassification relating to purchase price allocation and other miscellaneous items.
(c) Includes $1,496,169 of negative goodwill amortization and $482 of miscellaneous adjustments.
(d) Includes $1,500,000 of purchase price allocation related to gas contract reserves and $(99,533) of miscellaneous adjustments.
(e)   Purchase price allocation related to gas contract reserves.
(f ) Includes ($5,061,505) related to the sale of TEX-HEX properties and $(63,224) of miscellaneous adjustments.
(g) Write-down of certain office equipment to net realizable value.

                 ALLEGHENY & WESTERN ENERGY CORPORATION
                                AND SUBSIDIARIES

             SCHEDULE VI - ACCUMULATED DEPLETION, DEPRECIATION, AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

Column A                      Column B         Column C         Column D        Column E        Column F
                                              Additions
                              Balance at      Charged to                        Other Changes   Balance at
                               Beginning      Cost and                           Add (Deduct)   End of
   Description                 of Period      Expenses          Retirements      Describe       Period


Year ended June 30, 1994:
  Utility plant                $37,429,316     $7,335,388       $2,819,352       $(222,954)(a)  $ 41,722,398
  Oil and gas properties        18,587,927      2,078,770        3,894,371              ---       16,772,326
  Gas gathering systems          4,069,690        675,251          178,308          ---            4,566,633
  Transmission plant                39,782        164,414            ---             ---             204,196
  Other                          1,978,697        648,375          127,583            ---          2,499,489
                               $62,105,412    $10,902,198       $7,019,614       $(222,954)    $  65,765,042

Year ended June 30, 1993:
  Utility plant                $32,370,857     $6,823,322       $1,609,333       $(155,530)(b) $  37,429,316
  Oil and gas properties        16,863,717      2,148,797          424,587         ---            18,587,927
  Gas gathering systems          3,266,761        802,929            ---           ---             4,069,690
  Transmission plant                ---            39,782            ---           ---                39,782
  Other                          1,904,380        488,098          413,781         ---             1,978,697
                               $54,405,715    $10,302,928       $2,447,701        $(155,530)     $ 62,105,412

Year ended June 30, 1992:
  Utility plant                $27,473,149     $6,358,365       $1,325,710        $(134,947)(c)  $ 32,370,857
  Oil and gas properties        18,389,849      2,978,035         ---            (4,504,167)(d)    16,863,717
  Gas gathering systems          2,526,306        740,455         ---                ---            3,266,761
  Other                          1,782,254        579,284          457,158           ---            1,904,380
                               $50,171,558    $10,656,139       $1,782,868       $(4,639,114)     $54,405,715

(a)                    Consists of ($308,720) of cost of removal and $85,766 of net salvage value.
(b)                    Consists of ($230,573) of cost of removal and $75,043 of net salvage.
(c)                    Consists of ($239,970) of cost of removal and $105,023 of net salvage.
(d)                    This amount represents the reduction in accumulated depletion, depreciation and amortization related to the sale of TEX-HEX properties.



                     ALLEGHENY & WESTERN ENERGY CORPORATION
                                AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS




                                                             Additions
                                 Balance at         Charged to                        Deductions     Balance at
                                 Beginning          Results of                        from            End of
 Description                     of Period          Operations       Other            Reserves        Period

Reflected as reductions to the
 related assets:
   Accumulated provision for
   uncollectible accounts
   (deduction from accounts
   receivable-trade)
    June 30, 1994                 $1,307,204         $1,104,508       $351,737 (a)   $ 1,334,141 (b)   $1,429,308
    June 30, 1993                  1,660,500            836,000        249,471 (a)     1,438,767 (b)    1,307,204
    June 30, 1992                  1,488,423          1,183,773        262,119 (a)     1,273,815 (b)    1,660,500

(a)Collection of accounts previously written off.
(b)Uncollectible accounts written off.


              ALLEGHENY & WESTERN ENERGY CORPORATION
                         AND SUBSIDIARIES

      SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION




                      Year Ended     Year Ended    Year Ended
                      June 30, 1994  June 30, 1993 June 30, 1992

Maintenance and repairs  $4,012,571   $4,074,204   $3,958,383

Taxes, other than
 income taxes (primarily
 business and
 occupational taxes)     $14,429,458  $13,413,379  $13,123,764

  All other required captions are less than one percent of sales.


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

Date:October 28, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


     /s/ John G. McMillian              /s/ W. Merwyn Pittman
        John G. McMillian                  W. Merwyn Pittman
Director, Chairman of the Board    Vice President, Chief
                                          Financial
  of Directors, President and           Officer and Treasurer
    Chief Executive Officer


     /s/ Michael S. Berman               /s/ Henry Tauber
        Michael S. Berman                    Henry Tauber
          Director                           Director


     /s/ Sidney S. Lindley                     /s/ Jack H. Vaughn
       Sidney S. Lindley                           Jack H. Vaughn
            Director                           Director

   /s/ Rush Moody, Jr.                       /s/ Harold M. Wit
            Rush Moody, Jr.                    Harold M. Wit
           Director                           Director