Form 10-Q
period 1994-09-30
ALLEGHENY & WESTERN ENERGY CORP
filed 1994-11-14
CIK 351547

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

           For the quarterly period from July 1, 1994 to September 30, 1994

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

          Registrant's  telephone  number,  including area code: (304) 343-
          4567


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X     NO

          As of November 11, 1994, 7,479,360 shares of registrant's Common Stock, par value $.01 per share, were outstanding.


                        ALLEGHENY & WESTERN ENERGY CORPORATION
                                   AND SUBSIDIARIES



                                        INDEX

                                                                   Page
          Part I - Financial Information

               Item I - Financial Statements:

                    Condensed Consolidated Balance Sheets as of
                       September 30, 1994 and June 30, 1994         1-2

                    Condensed Consolidated Statements of
                       Income for the Three Month Periods Ended
                       September 30, 1994 and 1993                   3

                    Condensed Consolidated Statements of Cash
                       Flows for the Three Month Periods Ended
                       September 30, 1994 and 1993                   4

                    Notes to Condensed Consolidated Financial
                       Statements                                   5-10

                    Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations and Liquidity and Capital
                       Resources                                   11-15

          Part II - Other Information                                16

          Signatures                                                 17

                        ALLEGHENY & WESTERN ENERGY CORPORATION
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        ASSETS
                                    (IN THOUSANDS)

                                             September 30,     June 30,
                                                 1994            1994
                                              (Unaudited)
                                            --------------  --------------
          Current Assets
            Cash & equivalents              $       6,843   $       5,611
            Short-term investments                    ---           3,142
            Accounts receivable, less
             allowance for doubtful
             accounts                              13,606          23,539
            Inventory                              28,315          16,468
            Prepayments                             1,860           1,288
            Deferred income taxes                   2,139           3,021
            Other                                      73              51
                                            -------------   -------------
             Total current assets                  52,836          53,120
                                            -------------   -------------
          Property, plant and equipment
            - at cost:
            Utility plant                         152,493         149,246
            Oil and gas properties
             (successful efforts method)           52,521          51,881
            Transmission plant                      4,525           4,523
            Other                                   7,863           7,872
                                            -------------   -------------
                                                  217,402         213,522

            Less accumulated depletion,
             depreciation and amortization        (66,915)        (65,765)
                                            -------------   -------------
             Net property, plant and
               equipment                          150,487         147,757
                                            -------------   -------------
          Other                                    16,038          15,732
                                            -------------   -------------
            Total assets                    $     219,361   $     216,609
                                            =============   =============







          The accompanying notes are an integral part of these financial statements.

          /TABLE

                        ALLEGHENY & WESTERN ENERGY CORPORATION
                                  AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS)
                                             September 30,     June 30,
                                                 1994            1994
                                              (Unaudited)
                                            --------------  --------------
          Liabilities
            Current maturities of
             long-term debt                 $       6,050   $       6,750
            Short-term borrowings                  31,304          18,703
            Accounts payable                       15,068          19,126
            Overrecovered gas costs                 4,004           6,035
            Accrued liabilities and other          11,468          13,486
                                            -------------   -------------
             Total current liabilities             67,894          64,100

            Long-term debt, net of current
             maturities                            26,005          25,680
            Deferred income taxes                  19,481          19,419
            Other                                   6,072           5,750
                                            -------------   -------------
             Total liabilities                    119,452         114,949
                                            -------------   -------------

          Commitments and contingencies               ---             ---

          Stockholders' equity
            Preferred stock, without par
             value; authorized 5,000,000
             shares; no shares issued                 ---             ---
            Common stock, $.01 par value;
             authorized 20,000,000;
             8,108,802 shares issued;
             7,479,360 shares outstanding              81              81
            Additional paid-in capital             36,788          36,788
            Retained earnings                      68,322          70,073
                                            -------------   -------------
             Total                                105,191         106,942

            Less treasury stock, at cost,
             629,442 shares                        (5,282)         (5,282)
                                            -------------   -------------
             Total stockholders' equity            99,909         101,660
                                            -------------   -------------
          Total liabilities and
            stockholders' equity            $     219,361   $     216,609
                                            =============   =============

          The accompanying notes are an integral part of these financial statements.

          /TABLE

                        ALLEGHENY & WESTERN ENERGY CORPORATION
                                  AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS EXCEPT
                                  PER SHARE AMOUNTS)
                                      UNAUDITED

                                                     Three Months Ended
                                                       September 30,
                                                     1994          1993
                                                  ----------    ---------
          Revenues
            Gas distribution and marketing        $  21,436     $  20,851
            Oil and gas sales                         1,537         1,349
            Field services                              482           518
            Investment and other income                  73            88
                                                  ---------     ---------
             Total revenues                          23,528        22,806
                                                  ---------     ---------
          Costs and expenses
            Costs of gas distributed/marketed        12,862        12,747
            Exploration, lease operating and
             production                                 965           862
            Distribution, general and
             administrative                           9,714         9,240
            Depletion, depreciation and
             amortization                             1,350         1,390
            Interest                                  1,104         1,113
                                                  ---------     ---------
             Total costs and expenses                25,995        25,352
                                                  ---------     ---------
          Loss before income taxes and
            cumulative effect of change in
            accounting principle                     (2,467)       (2,546)

          Benefit for income taxes                      716           864
                                                  ---------     ---------
          Loss before cumulative effect of
            change in accounting principle           (1,751)       (1,682)

          Cumulative effect prior to July 1,
            1993 of change in method of
            accounting for income taxes                 ---         1,562
                                                  ---------     ---------
          Net loss                                $  (1,751)    $    (120)
                                                  =========     =========

          Loss per share:

            Loss before cumulative effect of
             change in accounting principle       $   (0.23)    $   (0.22)



            Cumulative effect prior to July 1,

             1993 of change in method of
             accounting for income taxes                ---          0.20
                                                  ---------     ---------
          Net loss                                $   (0.23)    $   (0.02)
                                                  =========     =========
          Average number of common shares
            outstanding                           7,479,360     7,815,736
                                                  =========     =========













































          The accompanying notes are an integral part of these financial statements.

          /TABLE

                        ALLEGHENY & WESTERN ENERGY CORPORATION
                                  AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS EXCEPT
                                  PER SHARE AMOUNTS)
                                      UNAUDITED

                                                     Three Months Ended
                                                       September 30,
                                                     1994          1993
                                                  ----------    ----------
          Cash flows from operating activities
            Net loss                              $  (1,751)    $    (120)

            Cumulative effect prior to July 1,
             1993 of adopting SFAS No. 109              ---        (1,562)
            Depletion, depreciation and
             amortization                             1,350         1,390
            Deferred income taxes                       944           929
            Other                                       795           587
            Change in working capital, net          (11,330)      (17,165)
                                                  ---------     ---------
             Net cash used in operating
               activities                            (9,992)      (15,941)
                                                  ---------     ---------
          Cash flow from investing activities
            Capital expenditures, net                (4,169)       (3,097)
            Short-term investments, net               3,167           ---
                                                  ---------     ---------
             Net cash used in investing
               activities                            (1,002)       (3,097)
                                                  ---------     ---------
          Cash flows from financing activities
            Debt repayments                            (375)         (375)
            Short-term borrowings, net               12,601        18,538
            Purchases of treasury stock (0 and
             128,378 shares, respectively)              ---        (1,155)
                                                  ---------     ---------
             Net cash provided from financing
             activities                              12,226        17,008
                                                  ---------     ---------
          Net change in cash and cash equivalents     1,232        (2,030)

          Cash and cash equivalents, beginning
             of period                                5,611        10,931
                                                  ---------     ---------
          Cash and cash equivalents, end of
            period                                $   6,843     $   8,901
                                                  =========     =========


          The accompanying notes are an integral part of these financial statements.

          /TABLE

                        ALLEGHENY & WESTERN ENERGY CORPORATION
                                   AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


          (1)  ORGANIZATION

               Allegheny & Western Energy Corporation (Allegheny or the
             Company) is a West Virginia corporation which was incorporated in 1981. The Company is a diversified natural gas company whose principal subsidiary, Mountaineer Gas Company (Mountaineer), is the largest natural gas distribution utility in West Virginia. Allegheny is also engaged in non-utility enterprises directly and through subsidiaries, including developmental drilling and production of natural gas in West Virginia and the marketing of natural gas directly to consumers in West Virginia. The Company's past exploration and production activities in the Appalachian Basin of West Virginia have been conducted for its own account and through joint ventures and participations with third parties and limited partnerships. Allegheny has performed no drilling activities since fiscal 1992. Beginning in fiscal 1990, principally all of Allegheny's gas production was sold to either Mountaineer or Gas Access Systems, Inc. (G.A.S.), both wholly-owned subsidiaries.

               Mountaineer is a regulated gas distribution utility
             servicing approximately 200,000 residential, commercial, industrial and wholesale customers in the State of West Virginia. Mountaineer, a West Virginia corporation, was acquired by Allegheny on June 21, 1984 from The Columbia Gas System, Inc. A wholly-owned subsidiary of Mountaineer, Mountaineer Gas Services, Inc. (MGS), owns and operates certain producing properties and transmission facilities acquired from Hallwood Energy Partners, L.P. and Hallwood Consolidated Resources Corporation (Hallwood) in March of 1993. Substantially all natural gas produced by MGS is sold to Mountaineer based on prices approved by the Public Service Commission of West Virginia (PSCWV).

               The Company markets natural gas directly to industrial,
             commercial and municipal customers through its non-regulated subsidiary, G.A.S. G.A.S. was incorporated in West Virginia in July 1987 and markets the production of Allegheny as well as supplies of natural gas purchased from various producers and wholesalers in the Appalachian Basin of West Virginia and the continental United States.

               Allegheny has a 59.5% interest in petroleum prospecting
             licenses located on the North Island, New Zealand through a joint venture with a third party. The Company's wholly-owned New Zealand subsidiary, A&W Exploration New Zealand, Limited (AWENZ), holds the Company's interests in the petroleum prospecting licenses. As of September 30, 1994, the Company had expended approximately $975,000 in this arrangement, all of which has been charged to expense.

          (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Reference is hereby made to the Company's Annual Report on
             Form 10-K for the fiscal year ended June 30, 1994 which contains a summary of major accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

               The financial information included herein is unaudited;
             however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All such adjustments were of a normal recurring nature.

               The results of operations for the three month periods ended
             September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the entire fiscal year. This is especially true for retail gas distribution sales which are highly subject to the impact of weather.

               Certain previously reported amounts have been reclassified to conform to the September 30, 1994 presentation.

          (3)  AGREEMENT AND PLAN OF MERGER

               On September 30, 1994, the Company announced that it had
             entered into a definitive agreement with Energy Corporation of America (ECA) and its wholly-owned subsidiary, Eastern Systems Corporation (ESC). Pursuant to the agreement, the Company will be merged with ESC and each share of the Company s outstanding common stock will be converted into the right to receive $12.00 in cash. The merger is subject to customary conditions, including approval by the Company's stockholders and satisfactory regulatory review. The date on which such conditions will be satisfied cannot be determined at the present time. As a result, the Company cannot presently determine the date on which the proposed merger may be consummated.

          (4) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 112, "EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS"

               Effective July 1, 1994, the Company adopted the Financial
             Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 112, "Employers Accounting for Postemployment Benefits." This statement requires employers to recognize any obligation which exists to provide benefits to former or inactive employees after employment, but before retirement. Such benefits include, but are not limited to, salary continuations, supplemental unemployment, severance disability (including workers' compensation), job training, counseling and continuation of benefits such as health care and life insurance. Currently, the only benefit provided by the Company that would qualify as postemployment benefits under this standard is workers' compensation benefits.

               The adoption of SFAS No. 112 did not have a material impact on the Company s results of operations.

          (5)  COMMITMENTS AND CONTINGENCIES

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

               All of Mountaineer's pipeline suppliers have placed
             restructuring plans into effect with FERC approval. However, there are several issues which remain subject to further action by either the FERC or reviewing courts, including the ultimate sharing of transition costs, the level of no-notice protection, the impact on service reliability and rate design implementation. Mountaineer's largest pipeline supplier, Columbia Transmission Corporation (Columbia Transmission), received orders from the FERC which approved its proposed restructuring filing with certain modifications. One of the FERC modifications prohibited Columbia Transmission from recovering contract rejection claims it may incur in its bankruptcy proceeding as part of its transition costs. Columbia Transmission and others have filed for appellate review of this disallowance. In addition, Columbia Transmission filed a revised compliance plan with the FERC on October 22, 1993, which was placed into effect on November 1, 1993, subject to further modification.

               As a consequence of the November 1, 1993 restructuring,
             Mountaineer has replaced the bundled firm sales service it previously received from Columbia Transmission with gas purchase arrangements negotiated with unregulated suppliers and firm transportation and storage agreements with Columbia Transmission. Interim supply arrangements are in place, negotiations for long-term supplies are underway and the Company is reviewing its current level of firm service contracts to determine if additional capacity is necessary to provide reliable service to its customers. Unresolved issues include whether the new unbundled transportation and storage services provided by Columbia Transmission, and the replacement natural gas supplies provided by others, will result in the same degree of service reliability as the bundled firm sales service Columbia Transmission has provided to Mountaineer in the past. Because of these issues and others, Mountaineer has petitioned for appellate review of both the 636 Orders and the orders approving the implementation of Columbia Transmission s restructuring pursuant to the 636 Orders. Mountaineer's management continues to actively participate in Columbia Transmission's compliance filings in order to protect Mountaineer's interests, ensure the continued reliability of service to its customers and minimize future transition costs.

               Until Mountaineer's pipeline suppliers' rate filings to
             implement restructuring, including subsequent filings to recover transition costs, are fully approved by the FERC, the ultimate amount of the costs associated with restructuring cannot be ascertained; however, Mountaineer's management anticipates that the amount of restructuring costs that will be passed through to Mountaineer will be significant. Mountaineer will attempt to obtain approval from the PSCWV to recover from its customers any such FERC-approved restructuring costs. On the basis of previous state regulatory proceedings involving the recovery of gas purchase costs and take-or-pay obligations, Mountaineer believes that the costs passed through from its pipeline suppliers will be recovered from ratepayers, although there can be no assurance that such approval will be obtained.

             Columbia Gas Transmission and The Columbia Gas System, Inc. Bankruptcy Filing

               On July 31, 1991, Columbia Transmission and The Columbia Gas
             System, Inc. (the Columbia Companies) filed for protection under Chapter 11 of the Bankruptcy Code. The Columbia Companies stated that the primary basis for their filing was the failure of Columbia Transmission to acquire natural gas through existing producer contracts under terms and conditions, including price, which would permit Columbia Transmission to compete in the marketplace. Columbia Transmission's filing could affect its relationship with Mountaineer. Although Mountaineer only purchased 1% of its gas supplies from Columbia Transmission during fiscal 1994, Mountaineer relies upon Columbia Transmission for the delivery of a majority of Mountaineer s gas supplies.

               On January 18, 1994, Columbia Transmission filed a proposed plan of reorganization in the bankruptcy proceedings, but requested the Bankruptcy Court to defer all further proceedings on such plan pending further discussions with Columbia Transmission's major creditors and official committees, including the official committee of customers of which a member of Mountaineer's management is chairperson.
             The plan, if ultimately approved by the Bankruptcy Court and accepted by Columbia Transmission's customers, would inter alia, (i) pay Columbia Transmission's customers 100% of certain refund amounts ordered by the FERC, but at a lower interest rate than provided by the FERC, (ii) pay Columbia Transmission's customers 90% of certain other refunds ordered by the FERC, and (iii) require any customer accepting the plan to waive its entitlement to all other refund amounts and to not oppose Columbia Transmission's recovery from such customers of approximately $250 million in certain costs to be filed with the FERC. Various aspects of the proposal are unacceptable to the official committee of customers and other interested parties. Discussions have been ongoing among Columbia Transmission, its customers, and affected state regulatory agencies to resolve the issues involved in the proposed plan on a consensual basis. At the same time, litigation has continued on certain major issues in the bankruptcy proceedings, including the estimation of producer contract rejection damages, customer recoupment and set-off rights, and the intercompany claims of Columbia Transmission s parent.

               In addition, on June 24, 1994, the United States Court of
             Appeals of the District of Columbia Circuit granted an appeal filed by Mountaineer and others which challenged Columbia Transmission's right to recover, through rates approved by the FERC, over $120 million in take-or-pay costs from its customers. The case has been remanded to the FERC for further proceedings to determine the level of refunds owed to Columbia Transmission's customers. The refund amount determined may have a significant bearing on Columbia Transmission's proposed plan of reorganization and any negotiated resolution thereof.

               Mountaineer is vigorously opposing Columbia Transmission's efforts to recover costs related to its Chapter 11 bankruptcy proceedings. The outcome of these proceedings could materially affect Mountaineer's prices to its customers. Mountaineer is reviewing its options, including the level of Columbia Transmission's role in providing service to Mountaineer in the future. Mountaineer's management continues to be actively involved in this process in order to minimize any adverse impact on the interests of Mountaineer or its customers.

             Legal Matters

               Cameron Gas Company and C. Richard Coleman, et al. vs.
             Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was filed on December 31, 1992, in the Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and the West Virginia Anti-Trust Act, arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case was removed to the United States District Court for the Northern District of West Virginia. On February 19, 1993, the Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. By Order issued March 31, 1994, and clarified by Order issued April 18, 1994, the West Virginia anti-trust claim against Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was dismissed with prejudice. In addition, the RICO claim was dismissed against Allegheny & Western Energy Corporation with prejudice. On April 14, 1994, Mountaineer filed a general denial to plaintiffs' complaint and a counterclaim seeking at least $150,000 in compensatory and $2.0 million in punitive damages for the willful withholding by Cameron of monies collected by Cameron as agent for certain of Mountaineer's customers and intended to be paid to Mountaineer for services rendered. In response to the April 18, 1994 order, the plaintiffs filed an amended complaint to which the Company has filed responsive pleadings, including a motion to dismiss, and a counterclaim. The pleadings remain pending before the Court for disposition. Discovery has commenced. No trial date has been set. The Company believes Cameron's claims are without merit and plans to vigorously defend this matter and does not believe that it is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

               The Company has been named as a defendant in various other legal actions which arise primarily in the ordinary course of business. In management's opinion, these outstanding claims are unlikely to result in a material adverse effect on the Company's financial position and results of operations.

             Performance Bonds

               In order to acquire the petroleum prospecting licenses in
             New Zealand, AWENZ and its partner posted two performance bonds in the amount of NZ $250,000 each (US $150,700 each as of September 30, 1994), which is a normal requirement of the Minister of Energy. Should AWENZ and its partner not carry out the obligations required by the licenses, the government of New Zealand could elect to call the bonds, which would require the payment by AWENZ of 59.5% of the face amount of such bonds. The initial geological and geophysical work has been completed under one license and the parties are currently in negotiations for an extension of the period of time permitted for completion of the obligations required under the second license.

             Mountaineer Rate Matters

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


          (6)  SUBSEQUENT EVENTS

             Revolving Credit and Term Credit Facilities

               The Company and its banks have agreed to extend the $5
             million revolving credit facility to October 29, 1995. Additionally, the Company and its banks have rescheduled the dates for repayment of the outstanding balance under the Company's term credit facility. The outstanding balance of $4 million under the term credit facility would have fully matured under the terms of the former agreement on September 30, 1995. Under the terms of the new agreement, the Company will pay twenty quarterly installments of $200,000 beginning December 31, 1994. The Company has classified the maturities of its long-term debt in accordance with this new agreement in the accompanying financial statements as of September 30, 1994. The Company anticipates that the formal agreement will be completed by December 31, 1994.

                        ALLEGHENY & WESTERN ENERGY CORPORATION
                                   AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          REVENUES

             Gas distribution and marketing revenues are derived from Allegheny's wholly-owned subsidiaries, Mountaineer Gas Company (Mountaineer), a regulated utility, Gas Access Systems, Inc. (G.A.S.), a gas marketing company, as well as from Mountaineer's wholly-owned subsidiary, Mountaineer Gas Services, Inc. (MGS), a producer and marketer of natural gas. Total gas distribution and marketing revenues for such subsidiaries increased approximately $.6 million during the current three month period as compared to the corresponding period of the prior year.

             Gas distribution revenues for Mountaineer increased approximately $1.0 million during the current three month period when compared to the corresponding period of the previous year. The increase was primarily related to increased base and gas cost recovery rates which went into effect on November 1, 1993.

             Gas distribution revenues of G.A.S. decreased approximately $.4 million in the current three month period as compared to the first quarter of fiscal 1994. This decrease was primarily attributable to reduced sales volumes in the current period.

             Gas distribution revenues of MGS remained essentially unchanged during the current three month period as compared to the corresponding period of the prior year.

          Oil and Gas Sales

             Revenues relating to oil and gas sales are derived from the activities of Allegheny and MGS, whose operations are located in the Appalachian Basin of West Virginia.

             Oil and gas sales increased approximately $.2 million during the current three month period as compared to the corresponding period of fiscal 1994. The increase was primarily attributable to an increase, effective January 1, 1994, in the price at which gas is sold by MGS to Mountaineer. Oil and gas sales of Allegheny remained essentially unchanged during the period.

          Field Services

             Field services revenues include amounts charged for the administration and operation of producing properties and the operation of pipeline systems.

             Field services revenues remained essentially unchanged during the current three month period as compared to the corresponding
          period of the prior year.

          Investment and Other Income

             Investment income is earned primarily from investments in short-term repurchase agreements, short-term bond funds, commercial paper and United States Treasury obligations.

             Investment and other income remained essentially unchanged during the current three month period when compared to the corresponding period of fiscal 1994.

          COSTS AND EXPENSES

          Cost of Gas Distributed/Marketed

             Cost of gas distributed/marketed includes the cost of gas recovered by Mountaineer from its customers as permitted in its purchased gas adjustment clause provided for by state regulatory provisions and the cost of gas purchased by G.A.S. and MGS for resale to their respective customers. Total costs of gas distributed/marketed by Allegheny's direct and indirect subsidiaries increased approximately $.1 million during the current three month period as compared to the corresponding period of the previous year.

             Cost of gas distributed by Mountaineer during the current three month period increased approximately $.7 million when compared to the corresponding period of the prior year. These increases were primarily a result of increased purchased gas adjustment rates which went into effect on November 1, 1993.

             Cost of gas marketed by G.A.S. decreased approximately $.4 million during the current three month period. This decrease resulted primarily from reduced volumes of gas sold.

             Purchased gas costs of MGS decreased approximately $.2 million in the current three month period as compared to the corresponding period of the prior year. MGS incurs gas purchase costs to service large industrial customers. The decrease in the current period was a result of decreased gas purchase prices.

          Exploration, Lease Operating and Production

             Exploration, lease operating and production expenses include costs incurred by Allegheny and MGS in conducting field operations for producing properties and in exploring for potential new sources of oil and gas reserves.

             Exploration, lease operating and production expenses increased approximately $.1 million during the current three month period as compared to the corresponding period of the prior year. Exploration, lease operating and production expenses of Allegheny increased $.1 million as a result of increases in various categories of production expenses. Exploration, lease operating and production costs for MGS remained essentially unchanged between the current three month period and the corresponding period of the previous year.

          Distribution, General and Administrative

             Distribution, general and administrative expenses increased approximately $.5 million during the current three month period as compared to the corresponding period of the prior year. This increase resulted primarily from normal increases in labor and employee benefits costs of Mountaineer.

          Depletion, Depreciation and Amortization

             Depletion, depreciation and amortization expenses remained essentially unchanged during the current three month period as compared to the corresponding period of fiscal 1994.

          Interest

             Interest expense remained essentially unchanged during the current three month period as compared to the corresponding period of the prior year as Mountaineer's higher average outstanding short-term borrowings during fiscal 1995 were offset by a reduction in long-term debt outstanding during fiscal 1995. Mountaineer's increase in short-term borrowings were due to working capital and capital expenditure requirements.


          Provision (Benefit) for Income Taxes

             The benefit for income taxes decreased approximately $.1 million during the current three month period as compared to the corresponding period of fiscal 1994 primarily as a result of a reduced estimated effective tax rate for fiscal 1995 compared to fiscal 1994. The interim provision for income taxes is based upon the Company's estimated annual effective rate of 29% for fiscal 1995.

          Cumulative Effect of Change in Accounting Principle

             Effective July 1, 1993, the Company changed its method of accounting for income taxes as required by the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". As permitted by SFAS No. 109, the Company recognized the cumulative effect prior to July 1, 1993 of the change in the method of accounting for income taxes in the period of adoption. Accordingly, the Company has reflected a credit of $1,562,000 in the accompanying financial statements as of September 30, 1993. This amount is primarily the result of currently enacted tax rates which are less than those in effect at the time deferred taxes were recognized for differences between financial reporting and tax bases of assets and liabilities.

          LIQUIDITY AND CAPITAL RESOURCES

          Short-Term Borrowings and Lines-of-Credit

             At September 30, 1994 the Company had a working capital deficit of $15.1 million and a current ratio of .78 to 1. The deficiency in working capital is attributable to Mountaineer's requirement of significant working capital funds to finance the acquisition of the West Virginia assets of Hallwood by MGS in fiscal 1993 and to fund capital expenditures. Management believes it has sufficient lines-of-credit in place to meet maturities of long-term debt and working capital requirements. It is anticipated that Mountaineer will replace its short-term borrowings through an offering of long-term debt during the fourth quarter of fiscal 1995.

             Mountaineer has unsecured lines-of-credit available for short-term borrowings from several banks totalling $70.0 million which expire at various dates during the next twelve months.
          Management expects all such lines-of-credit to be renewed upon expiration. In addition, Mountaineer has a $15 million revolving line-of-credit which is available for borrowing until December 31, 1997. At September 30, 1994, Mountaineer had $31.3 million outstanding under its short-term lines-of-credit.

             Allegheny has lines-of-credit available for short-term borrowings from two banks totalling $5.0 million. At September 30, 1994, Allegheny had no borrowings outstanding under these lines-of-credit.

             The Company and its banks have agreed to extend the $5 million revolving credit facility to October 29, 1995. Additionally, the Company and its banks have rescheduled the dates for repayment of the outstanding balance under the Company's term credit facility. The outstanding balance of $4 million under the term credit facility would have fully matured under the terms of the former agreement on September 30, 1995. Under the terms of the new agreement, the Company will pay twenty quarterly installments of $200,000 beginning December 31, 1994. The Company has classified the maturities of its long-term debt in accordance with this new agreement in the accompanying financial statements as of September 30, 1994. The Company anticipates that the formal agreement will be completed by December 31, 1994.

             Mountaineer's and Allegheny's short-term lines-of-credit are typically in effect for a period of one year and are renewed on a year-to-year basis.

          Capital Expenditures

             The Company has incurred approximately $4.2 million in capital expenditures during the quarter ended September 30, 1994, substantially all of which was attributable to its gas distribution operations. All capital expenditures were financed through the use of working capital and short-term borrowings.

          Seasonality of Business

             Mountaineer's retail gas distribution sales are highly seasonal and fluctuate significantly depending upon weather conditions experienced in Mountaineer's service area. Typically, the weather conditions result in higher operating revenues and net income from October through March and lower operating revenues and either net losses or reduced net income from April through September. Weather conditions also have a significant impact on Mountaineer s cash flow requirements. Typically, cash expenditure requirements are greatest during May through January in preparation for and during the winter heating season due to gas purchase requirements. Cash inflows are at their highest levels typically from January through April due to heating requirements of Mountaineer's customers. Mountaineer utilizes lines-of-credit and internally generated funds to meet its seasonal capital requirements.

          OTHER

          Mountaineer Rate Matters

             On March 30, 1994, the PSCWV issued a final order which, in addition to granting a 10.55% increase in the authorized return on equity, put Mountaineer on notice that in its next rate case any savings generated by Mountaineer's participation in a consolidated tax return would be passed through to Mountaineer's ratepayers unless persuasive legal or accounting arguments are presented to the PSCWV to convince them to act otherwise. Management is unable to determine what impact the consolidated tax savings issue will have on Mountaineer's future results of operations.

          Common Stock Repurchase Program

             On October 2, 1992, the Company announced a program whereby it would purchase, from time to time, up to 1,000,000 shares of its outstanding common stock on the open stock market or in negotiated transactions. Shares repurchased will be used for general corporate purposes. As of November 11, 1994, the Company had acquired 603,828 shares of its common stock under this program. The Company has not acquired any shares in connection with this program since April 4, 1994. Pursuant to the agreement among the Company, ECA and ESC, no additional shares will be repurchased.

                        ALLEGHENY & WESTERN ENERGY CORPORATION
                                   AND SUBSIDIARIES

                             PART II -- OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

             Cameron Gas Company and C. Richard Coleman, et al. vs. Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was filed on December 31, 1992, in the Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and the West Virginia Anti-Trust Act, arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case was removed to the United States District Court for the Northern District of West Virginia. On February 19, 1993, the Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. By Order issued March 31, 1994, and clarified by Order issued April 18, 1994, the West Virginia anti-trust claim against Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was dismissed with prejudice. In addition, the RICO claim was dismissed against Allegheny & Western Energy Corporation with prejudice. On April 14, 1994, Mountaineer filed a general denial to plaintiffs' complaint and a counterclaim seeking at least $150,000 in compensatory and $2.0 million in punitive damages for the willful withholding by Cameron of monies collected by Cameron as agent for certain of Mountaineer's customers and intended to be paid to Mountaineer for services rendered. In response to the April 18, 1994 order, the plaintiffs filed an amended complaint to which the Company has filed responsive pleadings, including a motion to dismiss, and a counterclaim. The pleadings remain pending before the Court for disposition. Discovery has commenced. No trial date has been set. The Company believes Cameron's claims are without merit and plans to vigorously defend this matter and does not believe that it is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

             The Company has been named as a defendant in various other legal actions which arise primarily in the ordinary course of business. In management's opinion, these outstanding claims are unlikely to result in a material adverse effect on the Company's financial position and results of operations.

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A)  Exhibits

               10.25 Eighth Amendment, dated September 29, 1994, to Credit Agreement, dated September 24, 1990, among Allegheny & Western Energy Corporation, Pittsburgh National Bank and One Valley Bank, N.A. and Pittsburgh National Bank as agent.

          B)  Reports on Form 8-K
                                                          Financial
                Date of Report       Item Reported    Statements Filed
              -------------------   ---------------   ----------------
              September 29, 1994        Item 5               No

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



          Date:  November 11, 1994