Form 10-Q
period 1994-12-31
ALLEGHENY & WESTERN ENERGY CORP
filed 1995-02-14
CIK 351547

Washington, D.C.  20549
                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- - - ---- SECURITIES EXCHANGE ACT OF 1934

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period from October 1, 1994 to December 31,
1994

                 Commission File Number 0-10618
- - - ---------------------------------------------------------------

             ALLEGHENY & WESTERN ENERGY CORPORATION
      Exact name of registrant as specified in its charter

               WEST VIRGINIA               55-0612692
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)    Identification No.)

    300 CAPITOL STREET, SUITE 1600, CHARLESTON, WV   25301
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including
area code: (304) 343-4567
- - - ----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  X     NO
                           ---


As of February 13, 1995, 7,479,360 shares of registrant's Common
Stock, par value $.01 per share, were outstanding.

             ALLEGHENY & WESTERN ENERGY CORPORATION
                        AND SUBSIDIARIES



                              INDEX

                                                        PAGE
                                                       ------
PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets as of
     December 31, 1994 and June 30, 1994                 1-2

     Condensed Consolidated Statements of Income for
     the Three and Six Month Periods Ended
     December 31, 1994 and 1993                            3

     Condensed Consolidated Statements of Cash Flows for
     the Six Month Periods Ended December 31, 1994
     and 1993                                              4

     Notes to Condensed Consolidated Financial Statements  5-11

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations and Liquidity
     and Capital Resources                                12-17

PART II - OTHER INFORMATION                              18-19

SIGNATURES                                                20


             ALLEGHENY & WESTERN ENERGY CORPORATION
                        AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             ASSETS
                         (IN THOUSANDS)



                                                              DECEMBER 31,          JUNE 30,
                                                                 1994                 1994
                                                              (UNAUDITED)
                                                              ------------         ----------
CURRENT ASSETS
    Cash & equivalents                                         $    6,979          $    5,611
    Short-term investments                                           ---                3,142
    Accounts receivable, less allowance for doubtful accounts      30,890              23,539
    Inventory                                                      21,619              16,468
    Prepayments                                                     2,471               1,288
    Deferred income taxes                                           5,586               3,021
    Other                                                              63                  51

      TOTAL CURRENT ASSETS                                         67,608              53,120

PROPERTY, PLANT AND EQUIPMENT - AT COST:
    Utility plant                                                 156,572             149,246
    Oil and gas properties (successful efforts method)             52,430              51,706
    Transmission plant                                              4,529               4,523
    Other                                                           7,879               7,872

                                                                  221,410             213,347

    Less accumulated depletion, depreciation and amortization     (69,658)            (65,765)

      NET PROPERTY, PLANT AND EQUIPMENT                           151,752             147,582

OTHER                                                              16,388              15,907

    TOTAL ASSETS                                               $  235,748         $   216,609



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS.


                                               ALLEGHENY & WESTERN ENERGY CORPORATION
                                                          AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           (IN THOUSANDS)

                                                                DECEMBER 31,                   JUNE 30,
                                                                    1994                       1994
                                                                (UNAUDITED)
                                                                ------------                  ----------
LIABILITIES
            Current maturities of long-term debt                 $  6,050                     $   6,750
            Short-term borrowings                                  31,508                        18,703
            Accounts payable                                       14,242                        19,126
            Overrecovered gas costs                                11,595                         6,035
            Accrued liabilities and other                          18,184                        13,486

             TOTAL CURRENT LIABILITIES                             81,579                        64,100

            Long-term debt, net of current maturities              25,805                        25,680
            Deferred income taxes                                  19,918                        19,419
            Other                                                   6,638                         5,750

             Total liabilities                                    133,940                       114,949

Commitments and contingencies                                         ---                          ---

STOCKHOLDERS' EQUITY
            Preferred stock, without par value; authorized 5,000,000
             shares; no shares issued                                 ---                          ---
            Common stock, $.01 par value; authorized 20,000,000;
             8,108,802 shares issued; 7,479,360 shares outstanding     81                            81
            Additional paid-in capital                             36,788                        36,788
            Retained earnings                                      70,221                        70,073
                                                                  -------                       -------
             Total                                                107,090                       106,942
            Less treasury stock, at cost, 629,442 shares           (5,282)                       (5,282)
                                                                  -------                       -------
             TOTAL STOCKHOLDERS' EQUITY                           101,808                       101,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $235,748                      $216,609
                                                                 ========                      ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS.

                ALLEGHENY & WESTERN ENERGY CORPORATION
                          AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (DOLLARS IN THOUSANDS EXCEPT
                          PER SHARE AMOUNTS)
                              UNAUDITED

                                                              Three Months Ended                       Six Months Ended
                                                                December 31,                            December  31,
                                                          1994               1993                 1994               1993
                                                         -----------      -------------       -------------     --------------
REVENUES
  Gas distribution and marketing                         $    55,949      $     67,660       $       77,385     $       88,511
  Oil and gas sales                                            1,500             1,485                3,037              2,834
  Field services                                                 485               515                  967              1,033
  Investment and other income                                     97               (51)                 170                 37
                                                         -----------      -------------       -------------     --------------
   TOTAL REVENUES                                             58,031            69,609               81,559             92,415
                                                         -----------      -------------       -------------     --------------
COSTS AND EXPENSES
  Costs of gas distributed/marketed                            37,704           47,292               50,566             60,039
  Exploration, lease operating and production                     974              883                1,939              1,745
  Distribution, general and administrative                     12,637           13,635               22,351             22,875
  Depletion, depreciation and amortization                      2,623            2,566                3,973              3,956
  Interest                                                      1,417            1,114                2,521              2,227
                                                         -----------      -------------       -------------     --------------
    TOTAL COSTS AND EXPENSES                                   55,355           65,490               81,350             90,842
                                                         ------------     -------------       -------------     --------------
 INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     2,676            4,119                 209               1,573

 Provision for income taxes                                       777            1,257                  61                 393
                                                         ------------      -------------      --------------     -------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                          1,899            2,862                  148               1,180

Cumulative effect prior to July 1, 1993 of change in
 method of accounting for income taxes                          ---              ---                   ---               1,562
                                                         -----------      -------------       -------------     --------------
         Net Income                                      $     1,899       $    2,862           $      148        $      2,742
                                                         ===========      =============       =============     ==============
INCOME PER SHARE:

  Income before cumulative effect of change in
   accounting principle                                  $      0.25        $     0.37          $     0.02        $       0.15

  Cumulative effect prior to July 1, 1993 of change
   in method of accounting for income taxes                     ---             ---                   ---                 0.20
                                                         -----------      -------------       -------------     --------------
NET INCOME                                               $      0.25        $     0.37          $     0.02        $       0.35

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                7,479,360       7,699,759             7,479,360           7,757,750
                                                         ===========      =============        =============    ==============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS.



                                                     ALLEGHENY & WESTERN ENERGY CORPORATION
                                                                AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                ( IN THOUSANDS )
                                                                    UNAUDITED


                                                                                  Six Months Ended
                                                                                    December 31,
                                                                                1994                 1993
                                                                            -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $      148           $     2,742

  Cumulative effect prior to July 1, 1993 of adopting
  SFAS No. 109                                                                   ---                 (1,562)
  Depletion, depreciation and amortization                                       3,973                 3,956
  Deferred income taxes                                                         (1,815)                2,046
  Other                                                                          1,190                 1,084
  Change in working capital, net                                                (8,979)              (31,611)
                                                                              ---------           ----------
    Net cash used in operating activities                                       (5,483)              (23,345)
                                                                              ---------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                                     (8,521)               (6,451)
  Short-term investments, net                                                    3,142                  ---

NET CASH USED IN INVESTING ACTIVITIES                                           (5,379)               (6,451)
                                                                              ---------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Debt repayments                                                                 (575)                 (750)
  Short-term borrowings, net                                                    12,805                28,566
  Purchases of treasury stock (0 and 169,878
   shares, respectively)                                                          ---                 (1,500)
                                                                              ---------           ----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                     12,230                26,316
                                                                              ---------           ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         1,368                 (3,480)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  5,611                 10,931
                                                                              ---------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 6,979              $   7,451
                                                                              =========           ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS.

                ALLEGHENY & WESTERN ENERGY CORPORATION
                           AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)     ORGANIZATION


          Allegheny & Western Energy Corporation (Allegheny or the Company) is a West Virginia corporation which was incorporated in 1981. The Company is a diversified natural gas company whose principal subsidiary, Mountaineer Gas Company (Mountaineer), is the largest natural gas distribution utility in West Virginia. Allegheny is also engaged in non-utility enterprises directly and through subsidiaries, including production of natural gas in West
Virginia and the
     marketing of natural gas directly to consumers in West Virginia. The Company's past exploration and production activities in the Appalachian Basin of West Virginia have been conducted for its own account and through joint ventures and participations with third parties and limited partnerships. Allegheny has performed no drilling activities since fiscal 1992. Beginning in fiscal 1990, principally all of Allegheny's gas production was sold to either Mountaineer or Gas Access Systems, Inc. (G.A.S.), both wholly-owned subsidiaries.

          Mountaineer is a regulated gas distribution utility servicing approximately 200,000 residential, commercial, industrial and wholesale customers in the State of West Virginia. Mountaineer, a West Virginia corporation, was acquired by Allegheny on June 21, 1984 from The Columbia Gas System, Inc. A wholly-owned subsidiary of Mountaineer, Mountaineer Gas Services, Inc. (MGS), owns and operates certain producing properties and transmission facilities.
    MGS was acquired from Hallwood Energy Partners, L.P. and
Hallwood
     Consolidated Resources Corporation (Hallwood) in March of 1993. Substantially all natural gas produced by MGS is sold to Mountaineer based on prices approved by the Public Service Commission of West Virginia (PSCWV).

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

          Allegheny has a 59.5% interest in petroleum prospecting licenses located on the North Island, New Zealand through a joint venture with a third party. The Company's wholly-owned New Zealand subsidiary, A&W Exploration New Zealand, Limited (AWENZ), holds the Company's interests in the petroleum prospecting licenses. As of December 31, 1994, the Company had expended approximately $999,000 in this arrangement, all of which has been charged to expense.

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

          The results of operations for the six month periods ended December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the entire fiscal year. This is especially true for retail gas distribution sales which are highly subject to the impact of weather.

          Certain previously reported amounts have been reclassified to conform to the December 31, 1994 presentation.

(3)  AGREEMENT AND PLAN OF MERGER

          On September 30, 1994, the Company announced that it had entered into a definitive merger agreement with Energy Corporation of America (ECA) and its wholly-owned subsidiary, Eastern Systems Corporation (ESC). On February 3, 1995, the parties amended the original agreement. Pursuant to the amended agreement, the Company will be the surviving corporation in a merger with a wholly-owned subsidiary of ESC, Appalachian Eastern Systems, Inc.
     (AESI), and each share of the Company s outstanding common stock will be converted into the right to receive $12.00 in cash. The merger is subject to customary conditions, including approval by the Company s stockholders and satisfactory regulatory review. As a result, the Company cannot presently determine the date on which the proposed merger may be consummated.

(4)  REVOLVING CREDIT AND TERM CREDIT FACILITIES

          The Company and its banks agreed to extend the Company's $5 million revolving credit facility to October 29, 1995 and to amend certain provisions of the Company's term credit
     facility including the rescheduling of the balance outstanding thereunder. In accordance with the terms of the Amended and Restated Credit Agreement dated October 31, 1994, the Company will make twenty quarterly installments of $200,000 beginning December 31, 1994 and continuing through September 30, 1999. The Company has classified the maturities of its long-term debt in accordance with this new agreement in the accompanying financial statements as of December 31, 1994.

(5)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 112,
     "EMPLOYERS'  ACCOUNTING FOR POSTEMPLOYMENT BENEFITS"

          Effective July 1, 1994, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 112, "Employers Accounting for Postemployment Benefits." This statement requires employers to recognize any obligation which exists to provide benefits to former or inactive employees after employment, but before retirement. Such benefits include, but are not limited to, salary continuations, supplemental unemployment, severance disability (including workers' compensation), job training, counseling and continuation of benefits such as health care and life insurance.
     Currently, the only benefit provided by the Company that would qualify as postemployment benefits under this standard are workers' compensation benefits provided by Mountaineer.

          The adoption of SFAS No. 112 did not have a material impact on the Company s results of operations.

(6)  COMMITMENTS AND CONTINGENCIES

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

          As a consequence of the November 1, 1993 restructuring, Mountaineer has replaced the bundled firm sales service it previously received from Columbia Transmission with gas purchase arrangements negotiated with unregulated suppliers and firm transportation and storage agreements with Columbia Transmission. Interim supply arrangements are in place, negotiations for long-term supplies are underway and the Company is reviewing its current level of firm service contracts to determine if additional capacity is necessary to provide reliable service to its customers. Unresolved issues include whether the new unbundled transportation and storage services provided by Columbia Transmission, and the replacement natural gas supplies provided by others, will result in the same degree of service reliability as the bundled firm sales service Columbia Transmission has provided to Mountaineer in the past. Because of these issues and others, Mountaineer has petitioned for appellate review of both the 636 Orders and the orders approving the implementation of Columbia Transmission's restructuring pursuant to the 636 Orders. Mountaineer's management continues to actively participate in Columbia Transmission's compliance filings in order to protect Mountaineer s interests, ensure the continued reliability of service to its customers and minimize future transition costs.

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

          On January 18, 1994, Columbia Transmission filed a proposed plan of reorganization in the bankruptcy proceedings, but requested the Bankruptcy Court to defer all further proceedings on such plan pending further discussions with Columbia Transmission's major creditors and official committees, including the official committee of customers of which a member of Mountaineer s management is chairperson. The plan, if ultimately approved by the Bankruptcy Court and accepted by Columbia Transmission's customers, would inter alia, (i) pay Columbia Transmission's customers 100% of certain refund amounts ordered by the FERC, but at a lower interest rate than provided by the FERC, (ii) pay Columbia Transmission's customers 90% of certain other refunds ordered by the FERC, and (iii) require any customer accepting the plan to waive its entitlement to all other refund amounts and to not oppose Columbia Transmission's recovery from such customers of approximately $250 million in certain costs to be filed with the FERC. Various aspects of the proposal are unacceptable to the official committee of customers and other interested parties. Discussions have been ongoing among Columbia Transmission, its customers, and affected state regulatory agencies to resolve the issues involved in the proposed plan on a consensual basis. At the same time, litigation has continued on certain major issues in the bankruptcy proceedings, including the estimation of producer contract rejection damages, customer recoupment and set-off rights, and the intercompany claims of Columbia Transmission s parent.

          In addition, on June 24, 1994, the United States Court of Appeals of the District of Columbia Circuit granted an appeal filed by Mountaineer and others which challenged Columbia Transmission s right to recover, through rates approved by the FERC, over $120 million in take-or-pay costs from its customers. The case has been remanded to the FERC for further proceedings to determine the level of refunds owed to Columbia Transmission s customers. The refund amount determined may have a significant bearing on Columbia Transmission s proposed plan of reorganization and any negotiated resolution thereof.

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

     Legal Matters

          Cameron Gas Company and C. Richard Coleman, et al. vs. Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was filed on December 31, 1992, in the Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and the West Virginia Anti-Trust Act, arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case was removed to the United States District Court for the Northern District of West Virginia. On February 19, 1993, the Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. By Order issued March 31, 1994, and clarified by Order issued April 18, 1994, the West Virginia anti-trust claim against Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was dismissed with prejudice. In addition, the RICO claim was dismissed against Allegheny & Western Energy Corporation with prejudice. On April 14, 1994, Mountaineer filed a general denial to plaintiffs' complaint and a counterclaim seeking at least $150,000 in compensatory and $2.0 million in punitive damages for the willful withholding by Cameron of monies collected by Cameron as agent for certain of Mountaineer s customers and intended to be paid to Mountaineer for services rendered. In response to the April 18, 1994 order, the plaintiffs filed an amended complaint to which the Company has filed responsive pleadings, including a motion to dismiss, and a counterclaim. The pleadings remain pending before the Court for disposition. Discovery has commenced. No trial date has been set. The Company believes Cameron's claims are without merit and plans to vigorously defend this matter and does not believe that it is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

          The Company has been named as a defendant in various other legal actions which arise primarily in the ordinary course of business. In management's opinion, these outstanding claims are unlikely to result in a material adverse effect on the Company's financial position and results of operations.

     Performance Bonds

          In order to acquire the petroleum prospecting licenses in New Zealand, AWENZ and its partner posted two performance bonds in the amount of NZ $250,000 each (US $160,000 each as of December 31, 1994), which is a normal requirement of the Minister of Energy. Should AWENZ and its partner not carry out the obligations required by the licenses, the government of New Zealand could elect to call the bonds, which would require the payment by AWENZ of 59.5% of the face amount of such bonds. The initial geological and geophysical work has been completed under one license and the parties are currently in negotiations for an extension of the period of time permitted for completion of the obligations required under the second license.

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

          On January 6, 1995, Mountaineer filed with the PSCWV a request to increase its base rates by approximately $13.2 million. The PSCWV is currently reviewing Mountaineer's filing but has indicated that any permitted increase will not be made effective until November, 1995.

     Costs Associated with Planned Merger

          In the event the merger between the Company and AESI is consummated as planned (see Note 3), certain executive officers of the Company and Mountaineer would be entitled to receive future compensation and benefits as defined in their respective employment agreements. In addition, the Company has entered into letter agreements with certain other officers and key employees to help ensure stability of operations in the event of a change in control. These letter agreements provide for varying packages of benefits in the event of a change in control; provided, in each case, that such officer or employee continues his or her employment with the Company until such change in control becomes effective.

          Additionally, employees participating in the Company's Key Employee Supplemental Retirement Plan (SERP) become entitled to receive a portion of their retirement benefits for each year of participation in the SERP in the event of a change in control of the Company.

             ALLEGHENY & WESTERN ENERGY CORPORATION
                        AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     Gas distribution and marketing revenues are derived from Allegheny s wholly-owned subsidiaries, Mountaineer Gas Company (Mountaineer), a regulated utility, and Gas Access Systems, Inc. (G.A.S.), a gas marketing company, as well as from Mountaineer's wholly-owned subsidiary, Mountaineer Gas Services, Inc. (MGS), a producer and marketer of natural gas. Total gas distribution and marketing revenues for such subsidiaries decreased approximately $11.7 million and $11.1 million during the current three and six month periods, respectively, as compared to the corresponding periods of the prior year.

     Gas distribution revenues for Mountaineer decreased approximately $10.0 million and $9.0 million during the current three and six month periods, respectively, when compared to the corresponding periods of the prior year. These decreases were primarily related to decreased volumes of gas sold due to warmer weather conditions in Mountaineer's service area and, to a lesser extent, a reduced purchased gas adjustment rate which went into effect on November 1, 1994.

     Gas marketing revenues of G.A.S. decreased approximately $1.4 million and $1.7 million during the current three and six month periods, respectively, as compared to the comparable periods of fiscal 1994. This decrease was primarily attributable to reduced sales volumes during the current period as a result of warmer weather conditions experienced in its sales region and reduced selling prices as a result of lower natural gas supply costs due to industry market conditions.

     Gas marketing revenues of MGS decreased approximately $.3 million and $.4 million during the current three and six month periods, respectively, when compared to the corresponding periods of the prior year. These decreases were due primarily to the expiration in March 1994 of a gas sales contract which was obtained in connection with the purchase of assets from Hallwood.

Oil and Gas Sales

     Revenues relating to oil and gas sales are derived from the production activities of Allegheny and MGS, whose operations are located in the Appalachian Basin of West Virginia.

     Oil and gas sales remained essentially unchanged during the current three month period and increased approximately $.2 million during the current six month period as compared to the corresponding periods of the prior year. Sales of MGS increased approximately $.1 million and $.3 million during the three and six month periods, respectively, primarily as a result of an increase, effective January 1, 1994, in the price at which volumes are sold pursuant to the sales contract with Mountaineer. These increases were partially offset by lower production volumes and reduced selling prices due to industry market conditions by Allegheny.

Field Services

     Field services revenues include amounts charged for the administration and operation of producing properties and the operation of pipeline systems.

     Field services revenues remained essentially unchanged during the current three and six month periods as compared to the same periods of the prior year.

Investment and Other Income

     Investment income is earned primarily from investments in short-term repurchase agreements, short-term bond funds, commercial paper and United States Treasury obligations.

     Investment income and other increased approximately $.1 million during the current three and six month period as compared to the corresponding periods of the prior year. These increases were attributable to increased levels of cash available for investment and increased interest rates in effect for the periods.

COSTS AND EXPENSES

Cost of Gas Distributed/Marketed

     Cost of gas distributed/marketed includes the cost of gas recovered by Mountaineer from its customers as permitted in its purchased gas adjustment clause provided for by state regulatory provisions and the cost of gas purchased by G.A.S. and MGS for resale to their respective customers. Total costs of gas distributed/marketed by Allegheny s direct and indirect subsidiaries decreased approximately $9.6 million and $9.5 million during the current three and six month periods, respectively, as compared to the corresponding periods of the previous year.

     Cost of gas distributed by Mountaineer decreased approximately $7.8 million and $7.2 million during the current three and six month periods, respectively, when compared to the corresponding periods of the prior year. These decreases were primarily related to reduced volumes of gas sold due to warmer weather conditions in Mountaineer's service area and, to a lesser extent, lower purchased gas adjustment rates which went into effect on November 1, 1994.

     Cost of gas distributed by G.A.S. decreased approximately $1.4 million and $1.8 million during the current three and six month periods, respectively, as compared to the corresponding periods of the prior year. These decreases resulted primarily from reduced volumes of gas sold due to warmer weather conditions experienced in G.A.S.'s sales region and reduced market prices for natural gas due to industry market conditions.

     Purchased gas costs of MGS decreased approximately $.4 million and $.5 million during the current three and six months periods, respectively, when compared to the corresponding periods of the prior year. These decreases were primarily related to lower prices for natural gas supplies as a result of industry market conditions and the expiration of certain sales contracts during fiscal 1994.

Exploration, Lease Operating and Production

     Exploration, lease operating and production expenses include costs incurred by Allegheny and MGS in conducting field operations for producing properties and, in the case of MGS, in exploring for potential new sources of oil and gas reserves.

     Exploration, lease operating and production expenses increased approximately $.1 million and $.2 million during the current three and six month periods, respectively, when compared to the corresponding periods of the prior year. These increases were primarily attributable to Allegheny's operations as a result of normal increases in various categories of production expenses. Exploration, lease operating and production costs for MGS remained essentially unchanged during the current three and six month periods.

Distribution, General and Administrative

      Distribution, general and administrative expenses decreased approximately $1.0 million and $.5 million during the current three and six month periods, respectively, when compared to the corresponding periods of the prior year. These decreases resulted primarily from lower revenue-based taxes of Mountaineer as a result of decreased gas distribution revenues during the respective periods. This decrease was partially offset by increased legal and other administrative expenses of Allegheny as a result of the Company's planned merger with a subsidiary of Energy Corporation of America.

Depletion, Depreciation and Amortization

     Depletion, depreciation and amortization expenses increased approximately $.1 million during the three month period and remained essentially unchanged for the current six month period when compared to the corresponding periods of the prior year. The increase for the three month period was primarily the result of depreciation on utility plant additions of Mountaineer.

Interest

     Interest expense increased approximately $.3 million during the current three and six month periods as compared to the corresponding periods of the prior year. These increases were the result of higher average outstanding short-term borrowings by Mountaineer and higher interest rates in effect during the period.

Provision for Income Taxes

     The provision for income taxes decreased approximately $.3 million during the current three and six month periods as compared to the corresponding periods of fiscal 1994. This decrease is due primarily to reduced levels of income before income taxes for the respective periods as compared to those of fiscal 1994. The interim provision for income taxes is based upon the Company's estimated annual effective rate of 29% for fiscal 1995.

Cumulative Effect of Change in Accounting Principle

     Effective July 1, 1993, the Company changed its method of accounting for income taxes as required by the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". As permitted by SFAS No. 109, the Company recognized the cumulative effect prior to July 1, 1993 of the change in the method of accounting for income taxes in the period of adoption. Accordingly, the Company has reflected a credit of $1.6 million in the accompanying financial statements as of September 30, 1993. This amount is primarily the result of currently enacted tax rates which are less than those in effect at the time deferred taxes were recognized for differences between financial reporting and tax bases of assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Borrowings and Lines-of-Credit

     At December 31, 1994, the Company had a working capital deficit of $14.0 million and a current ratio of .83 to 1. The deficiency in working capital is attributable to Mountaineer's requirement of significant working capital funds to finance the acquisition of the West Virginia assets of Hallwood by MGS in fiscal 1993, to fund capital expenditures and to meet its maturities of long-term debt. Management believes it has sufficient lines-of-credit in place to meet maturities of long-term debt and working capital requirements. It is anticipated that Mountaineer will replace its short-term borrowings through an offering of long-term debt during the fourth quarter of fiscal 1995.

     Mountaineer has unsecured lines-of-credit available for short-term borrowings from several banks totalling $70.0 million which expire at various dates during the next twelve months. Management expects all such lines-of-credit to be renewed upon expiration. In addition, Mountaineer has a $15 million revolving line-of-credit which is available for borrowing until December 31, 1997. At December 31, 1994, Mountaineer had $31.5 million outstanding under its short-term lines-of-credit.

     Allegheny has lines-of-credit available for short-term borrowings from two banks totalling $5.0 million. At December
31, 1994, Allegheny had no borrowings outstanding under these lines-of-credit.

     The Company and its banks agreed to extend the Company's $5 million revolving credit facility to October 29, 1995 and amend certain provisions of the Company's term credit facility including the rescheduling of the balance outstanding thereunder. In accordance with the terms of the Amended and Restated Credit Agreement dated October 31, 1994, the Company will make twenty quarterly installments of $200,000 beginning December 31, 1994 and continuing through September 30, 1999.

     Mountaineer's and Allegheny's short-term lines-of-credit are typically in effect for a period of one year and are renewed on a year-to-year basis.

Capital Expenditures

     The Company has incurred approximately $8.4 million in capital expenditures during the first six months of fiscal 1995, of which approximately $.7 million was expended by MGS and the remainder was all attributable to Mountaineer's gas distribution operations. All capital expenditures were financed through the use of working capital and short-term borrowings.

Seasonality of Business

     Mountaineer s retail gas distribution sales are highly seasonal and fluctuate significantly depending upon weather conditions experienced in Mountaineer s service area.
Typically, the weather conditions result in higher operating revenues and net income from October through March and lower operating revenues and either net losses or reduced net income from April through September. Weather conditions also have a significant impact on Mountaineer s cash flow requirements. Typically, cash expenditure requirements are greatest during May through January in preparation for and during the winter heating season due to gas purchase requirements. Cash inflows are at their highest levels typically from January through April due to heating requirements of Mountaineer s customers. Mountaineer utilizes lines-of-credit and internally generated funds to meet its seasonal capital requirements.

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

     On January 6, 1995, Mountaineer filed with the PSCWV a request to increase its base rates by approximately $13.2 million. The PSCWV is currently reviewing Mountaineer's filing but has indicated that any permitted increase will not be made effective until November, 1995.

Agreement and Plan of Merger

     On September 30, 1994, the Company announced that it had entered into a definitive merger agreement with Energy Corporation of America (ECA) and its wholly-owned subsidiary, Eastern Systems Corporation (ESC). On February 3, 1995, the parties amended the original agreement. Pursuant to the amended agreement, the Company will be the surviving corporation in a merger with a wholly-owned subsidiary of ESC, Appalachian Eastern Systems, Inc. (AESI), and each share of the Company s outstanding common stock will be converted into the right to receive $12.00 in cash. The merger is subject to customary conditions, including approval by the Company s stockholders and satisfactory regulatory review. On February
6, 1995, the Company filed a preliminary proxy statement with the Securities and Exchange Commission. The Public Service Commission of West Virginia (PSCWV) has scheduled a public hearing with respect to the planned merger for April 25, 1995. The parties to the transaction have made the required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). On February 9, 1994, the parties received a "second request" for additional information regarding the HSR Act filings from the United States Department of Justice. As a result of these and other matters, the Company cannot at this time definitively determine the date on which the proposed merger may be consummated.

Common Stock Repurchase Program

     On October 2, 1992, the Company announced a program whereby it would purchase, from time to time, up to 1,000,000 shares of its outstanding common stock on the open stock market or in negotiated transactions. Shares repurchased will be used for general corporate purposes. As of February 13, 1995, the Company had acquired 603,828 shares of its common stock under this program. The Company has not acquired any shares in connection with this program since April 4, 1994. Pursuant to the agreement among the Company, ECA, ESC and AESI, no additional shares will be repurchased.

       ALLEGHENY & WESTERN ENERGY CORPORATION
                        AND SUBSIDIARIES

                  PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Cameron Gas Company and C. Richard Coleman, et al. vs. Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was filed on December 31, 1992, in the Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and the West Virginia Anti-Trust Act, arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case was removed to the United States District Court for the Northern District of West Virginia. On February 19, 1993, the Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. By Order issued March 31, 1994, and clarified by Order issued April 18, 1994, the West Virginia anti-trust claim against Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was dismissed with prejudice. In addition, the RICO claim was dismissed against Allegheny & Western Energy Corporation with prejudice. On April 14, 1994, Mountaineer Gas Company filed a general denial to plaintiffs' complaint and a counterclaim seeking at least $150,000 in compensatory and $2.0 million in punitive damages for the willful withholding by Cameron of monies collected by Cameron as agent for certain of Mountaineer Gas Company s customers and intended to be paid to Mountaineer Gas Company for services rendered. In response to the April 18, 1994 order, the plaintiffs filed an amended complaint to which the Company has filed responsive pleadings, including a motion to dismiss, and a counterclaim. The pleadings remain pending before the Court for disposition. Discovery has commenced. No trial date has been set. The Company believes Cameron's claims are without merit and plans to vigorously defend this matter and does not believe that it is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

     The Company has been named as a defendant in various other legal actions which arise primarily in the ordinary course of business. In management's opinion, these outstanding claims are unlikely to result in a material adverse effect on the Company's financial position and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A) Exhibits

          10.25      Amended and Restated Credit Agreement,
                     dated October 31, 1994, by and among
                     Allegheny & Western Energy Corporation, PNC
                     Bank, N.A. and One  Valley Bank, N.A. and
                     PNC Bank, N.A. as agent.

         27.1   Financial Data Schedule

  B)  Reports on Form 8-K
                                           Financial
  Date of Report           Item Reported   Statements Filed
- - - --------------------       ------------    ----------------
  September 29, 1994       Item 5                No

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALLEGHENY & WESTERN ENERGY
                                    CORPORATION
                                    <Registrant>


                                       /s/ W. Merwyn Pittman
                                  -------------------------
                                  W. Merwyn Pittman
                                  Vice President, Chief
                                  Financial Officer and Treasurer


Date:  February 14, 1995