Form 10-Q/A
period 1994-12-31
ALLEGHENY & WESTERN ENERGY CORP
filed 1995-03-21
CIK 351547

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549
                         _____________

                          FORM 10-Q/A

                        Amendment No. 1

(Mark One)
 __
| X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 --  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1994
                               -------------------
                              OR
 __
|__| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from_________________ to ____________

Commission File Number                0-10618
                       ----------------------------------------
                 Allegheny & Western Energy Corporation
- ---------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

        West Virginia                               55-0612692
- ---------------------------------------------------------------
      (State or other jurisdiction            (IRS Employer
    of incorporation or organization)       Identification No.)

  300 Capitol Street, Suite 1600, Charleston, WV        25301
- ---------------------------------------------------------------
     (Address of principal executive offices)      (Zip Code)

                            (304) 343-4567
- ---------------------------------------------------------------
     (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                       No
                   -----                         -----
       As of February 13, 1995, 7,479,360 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

            ALLEGHENY & WESTERN ENERGY CORPORATION
                       AND SUBSIDIARIES


                       Table of Contents

Statement of Amendment                                 Pg. 3


Part II.  Other Information

     Item 6 - Exhibits and Reports on Form 8-K         Pg. 4

Signature Page                                         Pg. 5

                            PART II

Item 6.   Exhibits and Reports on Form 8-K

Item 6 of Allegheny & Western Energy Corporation's Quarterly Report on Form 10-Q for the period ended December 31, 1994 (the "Report") is hereby amended in order to properly attach Exhibit 27.1, the Financial Data Schedule, thereto. Exhibit 27.1 was previously filed but incorrectly attached to the Report. In accordance with the rules of the Securities and Exchange Commission, Item 6 is hereby restated in full and Exhibit 27.1 is properly attached to the Report as an Exhibit. No other change in the Report is being effected hereby.

Part II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.25 - Amended and Restated Agreement, dated October 31, 1994, by and among Allegheny & Western Energy Corporation, PNC Bank, N.A. and One Valley Bank, N.A. and PNC Bank, N.A. as agent.

     27.1 -    Financial Data Schedule

(b)  Reports on Form 8-K

                                              Financial
     Date of Report      Item Reported     Statements Filed

     September 29, 1994      Item 5               No

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ALLEGHENY & WESTERN ENERGY CORPORATION
                                      (Registrant)



Date:  March 21, 1995         By:   /s/ W. Merwyn Pittman
                                      W. Merwyn Pittman,
                                      Vice President, Chief
                                      Financial Officer
                                      and Treasurer