Form 10-Q
period 1995-03-31
ALLEGHENY & WESTERN ENERGY CORP
filed 1995-05-15
CIK 351547

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                   OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period from January 1, 1995 to March 31,
1995

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

                           YES  X     NO

As of May 15, 1995, 7,479,360 shares of registrant's Common
Stock, par value $.01 per share, were outstanding.

                 ALLEGHENY & WESTERN ENERGY CORPORATION
                            AND SUBSIDIARIES



                                  INDEX

                                                         Page
Part I - Financial Information

   Item I - Financial Statements:

   Condensed Consolidated Balance Sheets as of
      March 31, 1995 and June 30, 1994                      1-2

   Condensed Consolidated Statements of Income for the Three
      and Nine Month Periods Ended March 31, 1995 and 1994     3

   Condensed Consolidated Statements of Cash Flows for the
      Nine Month Periods Ended March 31, 1995 and 1994         4

   Notes to Condensed Consolidated Financial Statements     5-11

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations and Liquidity
      and Capital Resources                                12-17

Part II - Other Information                                18-19

Signatures                                                 20

                 ALLEGHENY & WESTERN ENERGY CORPORATION
                            AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ASSETS
                             (IN THOUSANDS)

                                                                March 31,             June 30,
  1995                                                              1994
                                                                (Unaudited)
Current Assets
 Cash & equivalents                                                $      8,548     $    5,611
 Short-term investments                                                     ---          3,142
 Accounts receivable, less allowance for doubtful accounts               42,041         23,539
 Inventory                                                                8,680         16,468
 Prepayments                                                              1,195          1,288
 Deferred income taxes                                                    9,712          3,021
 Other                                                                       54             51

   Total current assets                                                   70,230        53,120

Property, plant and equipment - at cost:
 Utility plant                                                           160,193       149,246
 Oil and gas properties (successful efforts method)                       52,434        51,706
 Transmission plant                                                        4,533         4,523
 Other                                                                     7,840         7,872

                                                                         225,000       213,347

 Less accumulated depletion, depreciation and amortization               (73,173)      (65,765)

   Net property, plant and equipment                                     151,827       147,582

Other                                                                     17,274        15,907

 Total assets                                                     $      239,331   $   216,609

The accompanying notes are an integral part of these financial statements.

                 ALLEGHENY & WESTERN ENERGY CORPORATION
                            AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                             (IN THOUSANDS)

                                                           March 31,       June 30,
                                                             1995             1994
                                                          (Unaudited)
Liabilities
 Current maturities of long-term debt                     $   6,050      $    6,750
 Short-term borrowings                                       12,077          18,703
 Accounts payable                                            17,097          19,126
 Overrecovered gas costs                                     22,375           6,035
 Accrued taxes                                               11,526           5,018
 Accrued liabilities and other                               12,566           8,468

   Total current liabilities                                 81,691          64,100

 Long-term debt, net of current maturities                   25,605          25,680
 Deferred income taxes                                       20,169          19,419
 Other                                                        5,707           5,750

   Total liabilities                                        133,172         114,949

Commitments and contingencies                                   ---            ---

Stockholders' equity
 Preferred stock, without par value; authorized 5,000,000
   shares; no shares issued                                     ---            ---
 Common stock, $.01 par value; authorized 20,000,000;
   8,108,802 shares issued; 7,479,360 shares outstanding         81              81
 Additional paid-in capital                                  36,788          36,788
 Retained earnings                                           74,572          70,073

   Total                                                    111,441         106,942

 Less treasury stock, at cost, 629,442 shares               (5,282)
                                                                             (5,282)

   Total stockholders' equity                              106,159
                                                                            101,660

Total liabilities and stockholders' equity            $    239,331    $     216,609

The accompanying notes are an integral part of these financial statements.

                 ALLEGHENY & WESTERN ENERGY CORPORATION
                            AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (DOLLARS IN THOUSANDS EXCEPT
                           PER SHARE AMOUNTS)
                                UNAUDITED

                                                 Three Months Ended     Nine Months Ended
                                                     March 31,            March  31,
                                                    1995       1994           1995             1994

Revenues
  Gas distribution and marketing              $  79,196   $   94,930          $ 156,581    $    183,441
  Oil and gas sales                               1,536        1,595              4,572           4,429
  Field services                                    473          492              1,440           1,525
  Investment and other income                       108           53                279              90

    Total revenues                               81,313       97,070            162,872         189,485

Costs and expenses
  Costs of gas distributed/marketed              53,511       66,729            104,077         126,769
  Exploration, lease operating and production       973          930              2,912           2,675
  Distribution, general and administrative       16,450       16,728             38,802          39,602
  Depletion, depreciation and amortization        3,191        3,050              7,164           7,006
  Interest                                        1,061        1,116              3,581           3,343

    Total costs and expenses                     75,186       88,553            156,536         179,395

Income before income taxes and cumulative
  effect of change in accounting principle        6,127        8,517              6,336          10,090

Provision for income taxes                        1,777        2,432              1,837           2,825

Income before cumulative effect of change in
  accounting principle                            4,350        6,085              4,499           7,265

Cumulative effect prior to July 1, 1993 of change in
   method of accounting for income taxes              ---       ---                ---            1,562

Net Income                                     $   4,350    $  6,085          $   4,499       $   8,827


Income per share:

  Income before cumulative effect of change in
    accounting principle                           $0.56       $0.79         $    0.58        $    0.94


  Cumulative effect prior to July 1, 1993 of change
     in method of accounting for income taxes       ---          ---              ---              0.20

Net Income                                        $ 0.56      $ 0.79         $    0.58        $    1.14

Weighted average number of common shares       7,786,390   7,693,280        7, 786 390        7,736,570
  (See Note 2)

The accompanying notes are an integral part of these financial statements.

                 ALLEGHENY & WESTERN ENERGY CORPORATION
                            AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ( IN THOUSANDS )
                                UNAUDITED

                                                                  Nine Months Ended
                                                                     March 31,
                                                                   1995         1994
Cash flows from operating activities
  Net income                                                    $    4,499       $  8,827

  Cumulative effect prior to July 1, 1993 of adopting
   SFAS No. 109                                                        ---         (1,562)
  Depletion, depreciation and amortization                           7,164          7,006
  Deferred income taxes                                             (5,943)           (93)
  Other                                                                505           (118)
  Change in working capital, net                                    13,130        (15,657)

   Net cash provided by (used in) operating activities              19,355        ( 1,597)

Cash flows from investing activities
  Capital expenditures, net                                        (12,159)        (9,954)
  Short-term investments, net                                        3,142         (5,117)

   Net cash used in investing activities                            (9,017)       (15,071)

Cash flows from financing activities
  Debt repayments                                                     (775)        (1,125)
  Short-term borrowings, net                                        (6,626)        13,585
  Purchases of treasury stock (0 and 287,978
   shares, respectively)                                               ---         (2,516)

   Net cash provided by (used in) financing activities              (7,401)         9,944

Net change in cash and cash equivalents                              2,937         (6,724)

Cash and cash equivalents, beginning of period                       5,611         10,931

Cash and cash equivalents, end of period                         $   8,548      $   4,207




The accompanying notes are an integral part of these financial statements.

                       ALLEGHENY & WESTERN ENERGY CORPORATION
                                  AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS


(1)  ORGANIZATION

        Allegheny & Western Energy Corporation (Allegheny or the Company) is a West Virginia corporation which was incorporated in 1981. The Company is a diversified natural gas company whose principal subsidiary, Mountaineer Gas Company (Mountaineer), is the largest natural gas distribution utility in West Virginia. Allegheny is also engaged in non-utility enterprises, directly and through subsidiaries, including production of natural gas in West Virginia and the marketing of natural gas directly to consumers in West Virginia. The Company's past exploration and production activities in the Appalachian Basin of West Virginia have been conducted for its own account and through joint ventures and participation with third parties and limited partnerships. Allegheny has performed no drilling activities (exclusive of MGS) since fiscal 1992. Beginning in fiscal 1990, principally all of Allegheny's gas production was sold to either Mountaineer or Gas Access Systems, Inc. (G.A.S.), both wholly-owned subsidiaries.

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

        Allegheny has a 59.5% interest in petroleum prospecting licenses located on the North Island, New Zealand through a joint venture with a third party. The Company's wholly-owned New Zealand subsidiary, A&W Exploration New Zealand, Limited (AWENZ), holds the Company's interests in the petroleum prospecting licenses. As of March 31, 1995, the Company had expended approximately $1,025,000 in this arrangement, all of which has been charged to expense.

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

        The results of operations for the nine month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire fiscal year. This is especially true for retail gas distribution sales which are highly subject to the impact of weather.

        The weighted average number of common shares outstanding for earnings per share purposes is calculated using common shares outstanding and common stock equivalents.

        Certain previously reported amounts have been reclassified to conform to the March 31, 1995 presentation.

(3)  AGREEMENT AND PLAN OF MERGER

        On September 30, 1994, the Company announced that it had entered into a definitive merger agreement with Energy Corporation of America (ECA) and its wholly-owned subsidiary, Eastern Systems Corporation (ESC). On February 3, 1995, the parties amended the original agreement. Pursuant to the amended agreement, the Company will be the surviving corporation in a merger with a wholly-owned subsidiary of ESC, Appalachian Eastern Systems, Inc. (AESI), and each share of the Company's outstanding common stock will be converted into the right to receive $12.00 in cash. The Company has scheduled a meeting of its stockholders for May 16, 1995 at which they will be asked to approve the proposed merger agreement. The Public Service Commission of West Virginia (PSCWV) held a public hearing with respect to the planned merger on April 25, 1995 and the Company anticipates that the PSCWV will issue an order regarding the proposed merger during the month of May 1995 which should become final 30 days thereafter. The parties to the transaction made the required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). On February 9, 1994, the parties received a "second request" for additional information regarding the HSR Act filings from the United States Department of Justice; however, on April 4, 1995, the parties were notified that the waiting period for the merger under the HSR Act had been terminated. The Company cannot at this time definitively determine the date on which the proposed merger may be consummated.

(4)  REVOLVING CREDIT AND TERM CREDIT FACILITIES

        The Company and its banks agreed to extend the Company's $5 million revolving credit facility to October 29, 1995 and to amend certain provisions of the Company's term credit facility, including the rescheduling of the balance outstanding thereunder. In accordance with the terms of the Amended and Restated Credit Agreement dated October 31, 1994, the Company will make twenty quarterly installments of $200,000 beginning December 31, 1994 and continuing through September 30, 1999.
The Company has classified the maturities of its long-term debt in accordance with this new agreement in the accompanying financial statements as of March 31, 1995.

(5)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 112,
     "EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS"

        Effective July 1, 1994, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 112, "Employers Accounting for Postemployment Benefits." This statement requires employers to recognize any obligation which exists to provide benefits to former or inactive employees after employment, but before retirement. Such benefits include, but are not limited to, salary continuations, supplemental unemployment, severance, disability (including workers' compensation), job training, counseling and continuation of benefits such as health care and life insurance. Currently, the only benefit provided by the Company that would qualify as postemployment benefits under this standard are workers' compensation benefits provided by Mountaineer.

        The adoption of SFAS No. 112 did not have a material impact on the Company's results of operations.

(6)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121,
     "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
     AND LONG-LIVED ASSETS TO BE DISPOSED OF"

        In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This Statement imposes stricter criteria for regulatory assets by requiring that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings and also establishes criteria for measuring any impairment losses on long-lived assets. The Company anticipates adopting this standard on July 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the Company's current operations and the regulatory environment in which Mountaineer operates.

(7)  COMMITMENTS AND CONTINGENCIES

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

        As a consequence of the restructuring required by the 636 Orders, Mountaineer has replaced the bundled firm sales service it previously received from Columbia Transmission with gas purchase arrangements negotiated with unregulated suppliers and firm transportation and storage agreements with Columbia Transmission. Unresolved issues include whether the new unbundled transportation and storage services provided by Columbia Transmission, and the replacement natural gas supplies provided by others, will result in the same degree of service reliability as the bundled firm sales service Columbia Transmission has provided to Mountaineer in the past. Because of these issues and others, Mountaineer has petitioned for appellate review of both the 636 Orders and the orders approving the implementation of Columbia Transmission's restructuring pursuant to the 636 Orders. A recently filed settlement, discussed below, would resolve many of these issues, if approved. Mountaineer's management continues to actively participate in Columbia Transmission's compliance filings in order to protect Mountaineer's interests, ensure the continued reliability of service to its customers and minimize future transition costs.

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

        On January 18, 1994, Columbia Transmission filed a proposed plan of reorganization in the bankruptcy proceedings, but requested the Bankruptcy Court to defer all further proceedings on such plan pending further discussions with Columbia Transmission's major creditors and official committees, including the official committee of customers of which a member of Mountaineer's management is chairperson. Discussions have been conducted among Columbia Transmission, its customers, and affected state regulatory agencies to resolve the issues involved in the proposed plan on a consensual basis. At the same time, litigation continued on certain major issues in the bankruptcy proceedings (including the estimation of producer contract rejection damages, customer recoupment and set-off rights and the intercompany claims of Columbia Transmission's parent) and in related FERC proceedings.

        The negotiations among the parties led to Columbia Transmission's filing an amended plan of reorganization on April 17, 1995. The amended plan includes (i) a settlement of various customer claims and issues (supported by the majority of Columbia Transmission's customers, including Mountaineer, and interested state agencies) and (ii) a settlement of various producer claims (supported by producers representing over 80 percent of the producer claims as filed). The amended plan requires approval by the Bankruptcy Court, the FERC, the Internal Revenue Service, and the Securities and Exchange Commission. If approved, the customer settlement component of the amended plan would resolve numerous refund and payment issues between Columbia and its customers, including customer liability for Order No. 636 transition costs and Columbia Transmission's liability for pre-petition and other refunds.
The settlement terms provide for a net refund to Mountaineer of over $3 million, exclusive of certain ongoing charges in Columbia Transmission's rates. In addition, Mountaineer and Columbia Transmission are discussing a potential resolution of other issues not addressed in the customer settlement.

        The amended plan contemplates Columbia Transmission's emergence from bankruptcy by December 31, 1995, but is dependent upon the various approvals noted above.

   Legal Matters

        Cameron Gas Company and C. Richard Coleman, et al. vs. Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was filed on December 31, 1992, in the Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and the West Virginia Anti-Trust Act arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case was removed to the United States District Court for the Northern District of West Virginia. On February 19, 1993, the Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. By Order issued March 31, 1994, and clarified by Order issued April 18, 1994, the West Virginia anti-trust claim against Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was dismissed with prejudice. In addition, the RICO claim was dismissed against Allegheny & Western Energy Corporation with prejudice. On April 14, 1994, Mountaineer filed a general denial to plaintiffs' complaint and a counterclaim seeking at least $150,000 in compensatory and $2.0 million in punitive damages for the willful withholding by Cameron of monies collected by Cameron as agent for certain of Mountaineer's customers and intended to be paid to Mountaineer for services rendered. In response to the April 18, 1994 order, the plaintiffs filed an amended complaint to which the Company has filed responsive pleadings, including a motion to dismiss, and a counterclaim. The pleadings remain pending before the Court for disposition. Discovery has commenced. No trial date has been set. The Company believes the Plaintiffs' claims are without merit and plans to vigorously defend this matter and does not believe that it is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

        The Company has been named as a defendant in various other legal actions which arise primarily in the ordinary course of business. In management's opinion, these outstanding claims are unlikely to result in a material adverse effect on the Company's financial position and results of operations.

   Performance Bonds

        In order to acquire the petroleum prospecting licenses in New Zealand, AWENZ and its partner posted two performance bonds in the amount of NZ $250,000 each (US $164,000 each as of March 31, 1995), which is a normal requirement of the Minister of Energy. Should AWENZ and its partner not carry out the obligations required by the licenses, the government of New Zealand could elect to call the bonds, which would require the payment by AWENZ of 59.5% of the face amount of such bonds. The initial geological and geophysical work has been completed under one license and the parties have completed negotiations for an extension of the period of time permitted for completion of the obligations required under the second license.

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

        Additionally, employees (other than those executive officers referred to above) participating in the Company's Key Employee Supplemental Retirement Plan (SERP) become entitled to receive a portion of their retirement benefits for each year of participation in the SERP in the event of a change in control of the Company.

                       ALLEGHENY & WESTERN ENERGY CORPORATION
                                  AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

REVENUES

   Gas distribution and marketing revenues are derived from Allegheny's wholly-owned subsidiaries, Mountaineer Gas Company (Mountaineer), a regulated utility, and Gas Access Systems, Inc. (G.A.S.), a gas marketing company, as well as from Mountaineer's wholly-owned subsidiary, Mountaineer Gas Services, Inc. (MGS), a producer and marketer of natural gas. Total gas distribution and marketing revenues for such subsidiaries decreased approximately $15.7 million and $26.9 million during the current three and nine month periods, respectively, as compared to the corresponding periods of the prior year.

   Gas distribution revenues for Mountaineer decreased approximately $13.7 million and $22.7 million during the current three and nine month periods, respectively, when compared to the corresponding periods of the prior year. These decreases were primarily related to decreased volumes of gas sold due to warmer weather conditions in Mountaineer's service area and, to a lesser extent, a reduced purchased gas adjustment rate which went into effect on November 1, 1994.

   Gas marketing revenues of G.A.S. decreased approximately $1.5 million and $3.3 million during the current three and nine month periods, respectively, as compared to the comparable periods of fiscal 1994. This decrease was primarily attributable to reduced sales volumes during the current period as a result of warmer weather conditions experienced in its sales region and reduced selling prices for natural gas due to industry market conditions.

   Gas marketing revenues of MGS decreased approximately $.5 million and $.9 million during the current three and nine month periods, respectively, when compared to the corresponding periods of the prior year. These decreases were due primarily to the expiration in March 1994 of a gas sales contract which was obtained in connection with the purchase of assets from Hallwood.

Oil and Gas Sales

   Revenues relating to oil and gas sales are derived from the production activities of Allegheny and MGS, whose operations are located in the Appalachian Basin of West Virginia.

   Oil and gas sales decreased approximately $.1 million during the current three month period and increased approximately $.1 million during the current nine month period as compared to the corresponding periods of the prior year. Sales of MGS remained essentially unchanged during the current three month period and increased approximately $.3 million during the nine month period primarily as a result of increases, effective January 1, 1994 and 1995, in the price at which volumes are sold pursuant to the sales contract with Mountaineer and increased production volumes resulting from the completion of a drilling program in the first quarter of fiscal 1995. Sales of Allegheny decreased approximately $.1 million and $.2 million during the current three and nine month periods, respectively, resulting from normal well production declines and reduced selling prices due to industry market conditions.

Field Services

   Field services revenues include amounts charged for the administration and operation of producing properties and the operation of pipeline systems.

   Field services revenues remained essentially unchanged during the current three month period and decreased approximately $.1 million during the current nine month period as compared to the same periods of the prior year. The decrease for the nine month period was due primarily to reduced pipeline transportation revenues of Allegheny resulting from lower production throughput volumes.

Investment and Other Income

   Investment income is earned primarily from investments in short-term repurchase agreements, short-term bond funds, commercial paper and United States Treasury obligations.

   Investment and other income increased approximately $.1 million and $.2 million during the current three and nine month periods, respectively, as compared to the corresponding periods of the prior year. These increases were attributable to increased levels of cash available for investment and increased interest rates in effect for the periods.

COSTS AND EXPENSES

Cost of Gas Distributed/Marketed

   Cost of gas distributed/marketed includes the cost of gas recovered by Mountaineer from its customers as permitted in its purchased gas adjustment clause provided for by state regulatory provisions and the cost of gas purchased by G.A.S. and MGS for resale to their respective customers. Total costs of gas distributed/marketed by Allegheny's direct and indirect subsidiaries decreased approximately $13.2 million and $22.7 million during the current three and nine month periods, respectively, as compared to the corresponding periods of the previous year.

   Cost of gas distributed by Mountaineer decreased approximately $10.9 million and $18.1 million during the current three and nine month periods, respectively, when compared to the corresponding periods of the prior year. These decreases were primarily related to reduced volumes of gas sold due to warmer weather conditions in Mountaineer's service area and, to a lesser extent, lower purchased gas adjustment rates which went into effect on November 1, 1994.

   Cost of gas distributed by G.A.S. decreased approximately $1.4 million and $3.3 million during the current three and nine month periods, respectively, as compared to the corresponding periods of the prior year. These decreases resulted primarily from reduced volumes of gas sold due to warmer weather conditions experienced in G.A.S.'s sales region and reduced market prices for natural gas due to industry market conditions.

   Purchased gas costs of MGS decreased approximately $.9 million and $1.4 million during the current three and nine months periods, respectively, when compared to the corresponding periods of the prior year. These decreases were primarily related to lower market prices for natural gas supplies as a result of industry conditions and the expiration of certain sales contracts during fiscal 1994.

Exploration, Lease Operating and Production

   Exploration, lease operating and production expenses include costs incurred by Allegheny and MGS in conducting field operations for producing properties and, in the case of MGS, in exploring for potential new sources of oil and gas reserves.

   Exploration, lease operating and production expenses remained essentially unchanged during the current three month period and increased approximately $.2 million during the current nine month period when compared to the corresponding periods of the prior year. These increases were primarily attributable to Allegheny's operations as a result of normal increases in various categories of production expenses. Exploration, lease operating and production costs for MGS remained essentially unchanged during the current three and six month periods.

Distribution, General and Administrative

    Distribution, general and administrative expenses decreased approximately $.3 million and $.8 million during the current three and nine month periods, respectively, when compared to the corresponding periods of the prior year. These decreases resulted primarily from lower revenue-based taxes of Mountaineer as a result of decreased gas distribution revenues during the respective periods. This decrease was partially offset by increased legal and other general and administrative expenses of Allegheny which were primarily the result of costs incurred in connection with the Company's planned merger with a subsidiary of Energy Corporation of America.

Depletion, Depreciation and Amortization

   Depletion, depreciation and amortization expenses increased approximately $.1 million and $.2 million during the current three and nine month periods, respectively, when compared to the corresponding periods of the prior year. Depreciation of utility plant of Mountaineer increased approximately $.2 million and $.4 million during the current three and nine month periods, respectively, as a result of plant additions. These increases were partially offset by reduced depletion of Allegheny's oil and gas producing properties as a result of lower production volumes.

Interest

   Interest expense decreased approximately $.1 million during the current three month period and increased approximately $.2 million during the current nine month period when compared to the corresponding periods of the prior year.

   The decrease during the current three month period was a result of reduced levels of short-term borrowings required by Mountaineer, partially offset by higher borrowing rates in effect for the period. The increase during the current nine month period resulted primarily from increased short-term borrowing rates in effect during the period.

Provision for Income Taxes

   The provision for income taxes decreased approximately $.6 million and $1.0 million during the current three and nine month periods, respectively, as compared to the corresponding periods of fiscal 1994. This decrease is due primarily to reduced levels of income before income taxes for the respective periods as compared to those of fiscal 1994. The interim provision for income taxes is based upon an estimated annual effective rate of 29% for fiscal 1995.

Cumulative Effect of Change in Accounting Principle

   Effective July 1, 1993, the Company changed its method of accounting for income taxes as required by the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". As permitted by SFAS No. 109, the Company recognized the cumulative effect prior to July 1, 1993 of the change in the method of accounting for income taxes in the period of adoption. Accordingly, the Company has reflected a credit of $1.6 million in the accompanying financial statements as of July 1, 1993. This amount is primarily the result of currently enacted tax rates which are less than those in effect at the time deferred taxes were recognized for differences between financial reporting and tax bases of assets and liabilities.

Pronouncements Issued But Not Yet Effective

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This Statement imposes stricter criteria for regulatory assets by requiring that regulatory assets which are no longer probably of recovery through future revenues be charged to earnings and also establishes criteria for measuring any impairment losses on long-lived assets. The Company anticipates adopting this standard on July 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the Company's current operations and the regulatory environment in which Mountaineer operates.

LIQUIDITY AND CAPITAL RESOURCES

Short-Term Borrowings and Lines-of-Credit

   At March 31, 1995, the Company had a working capital deficit of $11.5 million and a current ratio of .86 to 1. The deficiency in working capital is attributable to Mountaineer's requirement of significant working capital funds and short-term borrowings to finance the acquisition of the West Virginia assets of Hallwood by MGS in fiscal 1993, to fund capital expenditures and to meet its maturities of long-term debt. Management believes it has sufficient lines-of-credit in place to meet maturities of long-term debt and working capital requirements. It is anticipated that Mountaineer will replace its short-term borrowings through an offering of long-term debt during the fourth quarter of fiscal 1995.

   Mountaineer has unsecured lines-of-credit available for short-term borrowings from several banks totalling $60.0 million which expire at various dates during the next twelve months. Management expects all such lines-of-credit to be renewed upon expiration. In addition, Mountaineer has a $15 million revolving line-of-credit which is available for borrowing until December 31, 1997. At March 31, 1995, Mountaineer had approximately $12.1 million outstanding under its short-term lines-of-credit.

   Allegheny has lines-of-credit available for short-term borrowings from two banks totalling $5.0 million. At March 31, 1995, Allegheny had no borrowings outstanding under these lines-of-credit.

   Mountaineer's and Allegheny's short-term lines-of-credit are typically in effect for a period of one year and are renewed on a year-to-year basis.

Capital Expenditures

   The Company has incurred approximately $12.2 million in capital expenditures during the first nine months of fiscal 1995, of which approximately $.7 million was expended by MGS and the remainder was primarily attributable to Mountaineer's gas distribution operations. All capital expenditures were financed through the use of working capital and short-term borrowings.

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

OTHER

Mountaineer Rate Matters

   On March 30, 1994, the PSCWV issued a final order which put Mountaineer on notice that in its next rate case any savings generated by Mountaineer's participation in a consolidated tax return would be passed through to Mountaineer's ratepayers unless persuasive legal or accounting arguments are presented to the PSCWV to convince them to act otherwise. Management is unable to determine what impact the consolidated tax savings issue will have on Mountaineer's future results of operations.

   On January 6, 1995, Mountaineer filed with the PSCWV a request to increase its base rates by approximately $13.2 million. The PSCWV is currently reviewing Mountaineer's filing but has indicated that any permitted increase will not be made effective until November, 1995.

Agreement and Plan of Merger

   On September 30, 1994, the Company announced that it had entered into a definitive merger agreement with Energy Corporation of America (ECA) and its wholly-owned subsidiary, Eastern Systems Corporation (ESC). On February 3, 1995, the parties amended the original agreement. Pursuant to the amended agreement, the Company will be the surviving corporation in a merger with a wholly-owned subsidiary of ESC, Appalachian Eastern Systems, Inc. (AESI), and each share of the Company's outstanding common stock will be converted into the right to receive $12.00 in cash. The merger is subject to customary conditions, including approval by the Company's stockholders and satisfactory regulatory review. The Company has scheduled a meeting of its stockholders for May 16, 1995 at which they will be asked to approve the proposed merger agreement. The Public Service Commission of West Virginia (PSCWV) held a public hearing with respect to the planned merger on April 25, 1995 and the Company anticipates that the PSCWV will issue an order regarding the proposed merger during the month of May 1995 which should become final 30 days thereafter. The parties to the transaction made the required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). On February 9, 1994, the parties received a "second request" for additional information regarding the HSR Act filings from the United States Department of Justice;
however, on April 4, 1995, the parties were notified that the waiting period for the merger under the HSR Act had been terminated. The Company cannot at this time definitively determine the date on which the proposed merger may be consummated.

Common Stock Repurchase Program

   On October 2, 1992, the Company announced a program whereby it would purchase, from time to time, up to 1,000,000 shares of its outstanding common stock on the open stock market or in negotiated transactions. Shares repurchased would be used for general corporate purposes. As of February 13, 1995, the Company had acquired 603,828 shares of its common stock under this program. The Company has not acquired any shares in connection with this program since April 4, 1994. Pursuant to the agreement among the Company, ECA, ESC and AESI, no additional shares will be repurchased.

                       ALLEGHENY & WESTERN ENERGY CORPORATION
                                  AND SUBSIDIARIES

                            PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Cameron Gas Company and C. Richard Coleman, et al. vs. Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was filed on December 31,
1992, in the Circuit Court of Marshall County, West Virginia. Plaintiffs allege unlawful and/or tortious conduct and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and the West Virginia Anti-Trust Act arising out of the termination of a gas sales agreement and seek $30 million compensatory damages and $90 million punitive damages. Upon the petition of the Company, the case was removed to the United States District Court for the Northern District of West Virginia. On February 19, 1993, the Company filed responsive dispositive pleadings to the complaint, including a motion to dismiss. By Order issued March 31, 1994, and clarified by Order issued April 18, 1994, the West Virginia anti-trust claim against Allegheny & Western Energy Corporation, Mountaineer Gas Company and Gas Access Systems, Inc. was dismissed with prejudice. In addition, the RICO claim was dismissed against Allegheny & Western Energy Corporation with prejudice. On April 14, 1994, Mountaineer Gas Company filed a general denial to plaintiffs' complaint and a counterclaim seeking at least $150,000 in compensatory and $2.0 million in punitive damages for the willful withholding by Cameron of monies collected by Cameron as agent for certain of Mountaineer Gas Company's customers and intended to be paid to Mountaineer Gas Company for services rendered. In response to the April 18, 1994 order, the plaintiffs filed an amended complaint to which the Company has filed responsive pleadings, including a motion to dismiss, and a counterclaim. The pleadings remain pending before the Court for disposition. Discovery has commenced. No trial date has been set. The Company believes the Plaintiffs' claims are without merit and plans to vigorously defend this matter and does not believe that it is reasonably likely to have a material adverse effect on the financial position and results of operations of the Company.

   The Company has been named as a defendant in various other legal actions which arise primarily in the ordinary course of business. In management's opinion, these outstanding claims are unlikely to result in a material adverse effect on the Company's financial position and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A)  Exhibits

           27.1  Financial Data Schedule.

     B)  Reports on Form 8-K
                                                   Financial
         Date of Report      Item Reported    Statements Filed


           September 29, 1994       Item 5               No
           February 3, 1995         Item 5               No
           February 13, 1995        Item 5               No
           April 4, 1995            Item 5               No

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



Date:  May 12, 1995