Form 10-Q/A
period 1995-03-31
ALLEGHENY & WESTERN ENERGY CORP
filed 1995-05-19
CIK 351547

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q/A

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

                 ALLEGHENY & WESTERN ENERGY CORPORATION
                            AND SUBSIDIARIES



                                  INDEX

                                                         Page

Statement of Amendment                                    1

Part I - Financial Information

   Item I - Financial Statements:

   Condensed Consolidated Balance Sheets as of
      March 31, 1995 and June 30, 1994                      2-3

   Condensed Consolidated Statements of Income for the Three
      and Nine Month Periods Ended March 31, 1995 and 1994     4

   Condensed Consolidated Statements of Cash Flows for the
      Nine Month Periods Ended March 31, 1995 and 1994         5

   Notes to Condensed Consolidated Financial Statements     6-12

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations and Liquidity
      and Capital Resources                                13-18

Part II - Other Information                                19-20

Signatures                                                 21

                            STATEMENT OF AMENDMENT

Item 6.    Exhibits and Reports on Form 8-K

Item 6 of Allegheny & Western Energy Corporation's (the "Registrant") Quarterly Report on Form 10-Q for the period ended March 31, 1995 (the "Report") is hereby amended in order to correct the Registrant's stated earnings per share - primary (the "EPS") as reported on the Financial Data Schedule attached as Exhibit 27.1 thereto. The EPS was initially reported on the Financial Data Schedule to be $0.60 and, as amended hereby, is now reported to be $0.58. The Report is hereby restated in full. No other change in the Report is being effected hereby.

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



Date:  May 18, 1995